Form 10KSB
period 2005-12-31
FRIENDLY ENERGY CORP
filed 2006-09-18
CIK 1120434

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 0-31423

FRIENDLY ENERGY CORPORATION

(Exact name of Small Business Issuer as specified in its charter)

Nevada	91-1832462
(State of incorporation)	(I.R.S. employer identification no.)

502 North Division Street, Carson City, NV	89703
(Address of principal executive offices)	(Zip code)

702-953-0411

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share

Securities registered pursuant to Section 12(g) of the Act:

  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenue for the fiscal year ended December 31, 2005 were $0.

On December 31 2005 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $1,617,000 computed by reference to the price at which the common equity was last transacted on that date.

On December 31, 2005, the issuer had 33,576,973 shares of Common Stock, $0.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check One):YES ☐ NO ☒

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2005. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN SEPTEMBER 2006. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2005. FRIENDLY ENERGY CORPORATION HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2005.

ITEM 1. DESCRIPTION OF BUSINESS.

Our Background . Friendly Energy Corporation was formed under the laws of the State of Nevada on January 7, 1993 under the name Eco-Systems Marketing. Eco-Systems subsequently changed its name to Rama Financial Corporation. An amendment to the Articles of Incorporation was filed changing the corporate name to Friendly Energy Corporation.

Friendly Energy Corporation was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Nevada. Friendly Energy Corporation, from its inception in 1993 to 2005, was engaged primarily in establishing itself as an electric service provider to California customers.

Friendly Energy Corporation changed its business focus in February 2005 to pursuing oil and gas development opportunities.

Our Business. Friendly Energy Corporation was inactive from 2002 to February 2005, when the company began the process of identifying potential oil and gas prospects for development. The primary focus is on property in established oil fields to minimize any potential risk. We currently hold an interest in two oil field prospects in Central Oklahoma. On one of the prospects, a well has been drilled and is in the process of being completed.

Our Oil and Gas Properties

Central Oklahoma has many shallow to intermediate (3000' to 6000') oil wells. The Ordovician Simpson Group sandstones; Viola and Hunton carbonates are among the most prolific among the reservoirs in this area of Oklahoma which includes Pottawatomie, Garvin, McClain, Oklahoma, Cleveland, and Seminole counties. This area is characterized by broad low relief anticlines and domes that are interrupted by occasional vertical faults. Hydrocarbon traps are predominantly structural in nature for pre-Pennsylvanian objectives.

Asher Prospect

Friendly Energy Corporation is participating in a 4,500 foot deep oil well in central Oklahoma through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES). FES owns a 50% working interest in the well. The location is on the Asher Prospect, a development/exploratory prospect, located on the western edge of the giant St. Louis Oil Field. The St. Louis Field has produced over 300 million barrels of oil and 26 billion cubic-feet of gas. At least four different sand and carbonate oil reservoirs are present and oil-bearing. The well is currently being completed. Our geologist, Dr. Suhm, estimates reserves of 350,000 BOPW. Dr. Suhm has almost 40 years of experience as a geologist and geophysicist. He was an explorationist with Humble Oil and an Associate Professor of Geology at Texas A & M University. He is currently a consulting geologist and geophysicist with offices in Oklahoma City. Dr. Suhm has a Doctor of Philosophy degree in Geology from the University of Nebraska.

West Peach Creek Prospect

Friendly Energy Corporation is planning to drill a 5,400 foot deep well in central Oklahoma through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES). If the geophysicist and operator each purchase a 10% working interest, as expected, then FES will own an 80% working interest in the well. The location is on the West Peach Creek Prospect, a development/exploratory prospect, located on the western edge of the giant St. Louis Oil Field. The St. Louis Field has produced over 300 million barrels of oil and 26 billion cubic-feet of gas. The prospect is in an old, established field. Based on an analysis of over 2,000 miles of seismic tests in the area, our geologist has found an undrilled and untested “attic” or structural trap. There are four reservoirs at different depths which have produced in the area. Dr. Suhm believes this prospect is low risk and estimates reserves of 300,000 BOPW.

ITEM 1A. RISK FACTORS

In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. In addition, the "Forward-Looking Statements" located in this Form 10-KSB describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Accumulated Losses

To date the Company's operations have not generated sufficient operating cash flows to provide working capital for the Company's ongoing overhead, the funding of its lease acquisitions and the exploration and development of these properties. Without adequate financing, the Company may not be able to successfully develop any prospects that it acquires or achieve profitability from its operations in the near future or at all.

During the year ended December 31, 2005, Friendly incurred a net loss of $691,271 and as of December 31, 2005 has an accumulated deficit of $2,892,833.

We cannot predict the future price of oil and natural gas.

Our revenues, profitability and liquidity are substantially dependent upon prevailing prices for oil and natural gas, which can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. Prices also are affected by actions of state and local agencies, the United States and foreign governments, and international cartels. In addition, sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond our control.

We could be adversely impacted by changes in the oil and gas market.

The marketability of any future oil and gas production depends in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect our ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact could be substantial because we would incur expenses without receiving revenues from the sale of production. The availability of markets is beyond our control.

New government regulation and environmental risks could increase our costs.

The production and sale of oil and gas are subject to a variety of federal, state and local government regulations. These include:

•	the prevention of waste
•	the discharge of materials into the environment
•	the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations
•	the spacing of wells
•	the unitization and pooling of properties

Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with applicable environmental and other government laws and regulations, we may incur significant costs for compliance in the future.

Our prices may be impacted adversely by new taxes.

The federal, state and local governments in which we operate impose taxes on the oil and gas products we sell. In the past, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals. In addition, many states have raised state taxes on energy sources and additional increases may occur. We cannot predict whether any of these measures would have an adverse impact on oil and natural gas prices.

Exploration and Production Risks

The business of exploring for and producing oil and gas involves a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Drilling oil and gas wells involves the risk that the wells will be unproductive or that, although productive, the wells do not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations.

A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.

Financing Risks

Friendly has relied in the past primarily on the sale of equity capital, shareholder loans and other similar types of transactions to fund working capital and the acquisition of its prospects and related leases. Failure to generate operating cash flow or to obtain additional financing for the development of the Company's properties could result in substantial dilution of our property interests, or delay or cause indefinite postponement of further exploration and development of its prospects with the possible loss of such properties.

Risks Associated with Management of Growth

Because of its small size, Friendly Energy’s growth in accordance with its business plans, if achieved, will place a significant strain on its financial, technical, operation and management resources. As Friendly Energy expands its activities and increases the number of projects it is evaluating or in which it participates, there will be additional demands on its financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a material adverse effect on its business, financial condition and results of operations and its ability to timely execute its business plan.

Conflicts of Interest

Certain of the officers and directors of Friendly Energy will also serve as directors of other companies or have significant shareholdings in other companies. To the extent that such other companies participate in ventures in which Friendly Energy may participate, or compete for prospects or financial resources with Friendly Energy, these officers and directors of Friendly Energy will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

In accordance with the laws of the State of Nevada, the directors of Friendly Energy are required to act honestly and in good faith with a view to the best interests of Friendly Energy. In determining whether or not Friendly will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the degree of risk to which Friendly may be exposed and its financial position at that time.

ITEM 2. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Friendly Energy Corporation held the following property in the following amounts:

Property	December 31, 2005	December 31, 2004

Cash and equivalents	$ -0-	$-0-

Friendly Energy Corporation defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Friendly Energy Corporation does not presently own any interests in real estate. Friendly Energy Corporation presently owns equipment with a net value of $1,181.

Facilities. Friendly Energy Corporation does not own any real or personal property nor does the Company currently lease any office space.

ITEM 3. LEGAL PROCEEDINGS.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. MARKET PRICE FOR THE FRIENDLY ENERGY CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at December 31, 2005 there were approximately 655 holders of the outstanding shares of the Friendly Energy Corporation's $0.001 par value common stock. Friendly Energy Corporation participates in the PinkSheets Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "FDEG". The Friendly Energy Corporation's common stock has closed at:

Quarter	High	Low
2003 First Quarter	$0.002	$0.002
2003 Second Quarter	$0.002	$0.002
2003 Third Quarter	$0.002	$0.002
2003 Fourth Quarter	$0.002	$0.002
2004 First Quarter	$0.002	$0.002
2004 Second Quarter	$0.010	$0.010
2004 Third Quarter	$0.001	$0.001
2004 Fourth Quarter	$0.001	$0.001
2005 First Quarter	$0.060	$0.042
2005 Second Quarter	$0.065	$0.055
2005 Third Quarter	$0.078	$0.063
2005 Fourth Quarter	$0.051	$0.040

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Common Stock . Friendly Energy Corporation is authorized to issue 100,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Friendly Energy Corporation constitute equity interests in Friendly Energy Corporation entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. As of December 31, 2005, 33,576,973 shares of the Friendly Energy Corporation's common stock were issued and outstanding.

The holders of Friendly Energy Corporation's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of Friendly Energy Corporation or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The holders of Friendly Energy Corporation's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Friendly Energy Corporation's common stock. All of the outstanding shares of Friendly Energy Corporation's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividends . The holders of the Friendly Energy Corporation's common stock are entitled to receive dividends when, as and if declared by Friendly Energy Corporation's Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of Friendly Energy Corporation's Board of Directors. In the event of liquidation, dissolution or winding up of Friendly Energy Corporation, the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of Friendly Energy Corporation and after provision has been made for each class of stock, if any, having preference in relation to Friendly Energy Corporation's common stock.

Friendly Energy Corporation has never declared or paid any dividends on its common stock. Friendly Energy Corporation does not intend to declare or pay any dividends in the foreseeable future.

Sales of Securities

2005 Stock Transactions

During the year ended December 31, 2005, the Company issued:

(a) On July 1, 250,000 shares were granted to Peter Caruso for office services provided the company.

(b) On August 30, 500,000 shares were granted to Tim DeHerrera as a sign-up bonus to join the Company as a Vice President.

(c) On October 28, 2005, 400,000 restricted common shares were sold to a non-related party for $10,000.

2005 Stock Options

During 2005, 500,000 stock options were granted to each of the Directors Douglas Tallant and Donald Trapp.

The terms of these options were set as follows: Fair market value $0.05 (recognizing any options exercised would result in restricted shares); 50% vests after 6 months after the date of grant and the remaining 50% vests after one year; all options expire after 10 years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources.

For the year ended December 31, 2005, we had total assets of $1,181, compared to total assets in 2004 of $6,431. The decrease in assets was due to the depreciation of property and equipment. At December 31, 2005, we had current liabilities of $592,796 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loan payable to related parties. At December 31, 2004 we had current liabilities of $154,204. The increase in liabilities was due primarily to judgment payable and deferred salaries. At December 31, 2005, we had a working capital deficiency of $591,615 (2004 - $147,773).

We do not believe that our current cash resources will be able to maintain our current operations for an extended period of time. We will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our working capital requirements. If we are not able to arrange for additional funding or if our officers, directors and shareholders stop advancing funds to us, we may be forced to make other arrangements for financing such as loans or entering into strategic alliances. We have not identified any alternative sources of financing.

Results of Operations

We have not yet realized any revenue from operations to date. During the year ended December 31, 2005 the loss from operations is $524,177 (2004 - $6,295). This increase in loss was due primarily to an increase in officer wages, professional fees, and stock based compensation expenses. From inception to December 31, 2005 Friendly Energy Corporation has incurred cumulative net losses of $2,892,833.

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  The Company is in the process of raising capital to fund the development of future wells. To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

ITEM 7. FINANCIALS

To the Board of Directors and Stockholders
Friendly Energy Corp.
(A Development Stage Company)
Orlando, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Friendly Energy Corp. (A Developmental Stage Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004 and for the period from January 7, 1993 (Date of Inception) through December 31, 2005.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from January 7, 1993 (Date of Inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regards to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
September 12, 2006
Henderson, Nevada

FRIENDLY ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Audited	Audited
	As of	As of
	December 31, 2005	December 31, 2004
ASSETS

Current assets
Checking Account	$0	$0
Total current assets

Property and equipment, net	1,181	6,431

Total assets	$1,181	$6,431

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable	$74,351	$73,857
Payroll Tax Liabilities	51,937	37,268
Judgment payable	160,666	0
Deferred Salaries	242,000	0
Interest Payable	29,507	23,079
Loans Payable-Related Parties	34,335	20,000
Total current liabilities	592,796	154,204

Total liabilities	592,796	154,204

Stockholders' deficit
Common stock, $0.001 par value; 100,000,000 shares	33,577	12,685
authorized, 33,576,973 and 12,684,973 shares,
respectively, issued and outstanding
Preferred Stock, $0.001 par value, 10,000,000 shares	1,933	3,457
authorized, 1,933,061 and 3,457,261 shares,
respectively, issued and outstanding
Additional paid-in capital	2,265,708	2,037,647
Accumulated deficit	-2,892,833	-2,201,562
Total stockholders' deficit	-591,615	-147,773

Total liabilities and stockholders' deficit	$1,181	$6,431

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Audited
	Audited	Audited	From Inception
	January 1, 2005	January 1, 2004	(January 7, 1993)
	through	through	through
	December 31, 2005	December 31, 2004	December 31, 2005

Revenue	$0	$0	$0
Cost of goods sold	0	0	0
Gross profit	0	0	0

Operating expenses
Amortization Expense	0	0	30,000
Depreciation	5,250	6,295	40,537
Legal Fees	9,045	0	65,203
Officer Wages	242,000	0	242,000
Payroll Expenses	14,669	0	227,897
Professional Fees	7,235	0	543,955
Rent	0	0	237,406
Stock Based Compensation	237,429	0	434,754
Telephone	986	0	30,375
Travel & Entertainment	4,371	0	126,607
General and administrative	3,192	0	158,513

Total operating expenses	524,177	6,295	2,137,247

Loss from operations	-524,177	-6,295	-2,137,247

Other income (expenses):
Other income		452	452
Forgiveness of Debt	0	0	-122,765
Impairment Loss on Asset	0	0	-442,800
Interest Expense	-57,094	-5,952	-80,473
Lawsuit Judgement	-110,000	0	-110,000
Total other income (expenses)	-167,094	-5,500	-755,586

Loss before provision for income taxes	-691,271	-11,795	-2,892,833
Provision for income taxes	0	0	0

Net loss	($691,271)	($11,795)	($2,892,833)

Basic and diluted loss per common share	($0.03)	($0.00)	($0.30)

Basic and diluted weighted average
common shares outstanding	20,872,168	12,684,973	9,746,597

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 7, 1993 (Date of inception)	0	$0	0	$0	$0	$0	$0

Common shares issued to officers & directors for cash, $0.016 per share	63,750	64	0	0	936	0	1,000

Net loss	0	0	0	0	0	(1,000)	(1,000)

Balance at December 31, 1993, 1994, and 1995	63,750	64	0	0	936	(1,000)	0

Common shares cancelled	(63,750)	(64)	0	0	64	0	0

Common shares issued for cash, $0.00 per share	2,500,000	2,500	0	0	(2,490)	0	10

Conversion to preferred stock	(500,000)	(500)	50,000	50	450	0	0

Net loss	0	0	0	0	0	(10)	(10)

Balance at December 31, 1996	2,000,000	2,000	50,000	50	(1,040)	(1,010)	0

Common shares issued relating to spin-out	15,223	15	0	0	(15)	0	0

Common shares issued for cash, $0.80 per share	37,500	37	0	0	29,963	0	30,000

Common shares issued to officers and directors for cash, $0.685 per share	43,750	44	0	0	29,956	0	30,000

Preferred shares issued to officers and directors for services, $0.04 per share	0	0	750,000	750	29,250	0	30,000

Net loss	0	0	0	0	0	(63,266)	(63,266)

Balance at December 31, 1997	2,096,473	2,096	800,000	800	88,114	(64,276)	26,734

Common shares issued for cash, $1.74 per share	9,750	10	0	0	16,990	0	17,000

Common shares issued to officers and directors for services, $0.004	2,625,000	2,625	0	0	7,875		10,500

Conversion of preferred stock	8,000,000	8,000	(800,000)	(800)	(7,200)	0	0

Net loss	0	0	0	0	0	(33,234)	(33,234)

Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(97,510)	21,000

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(556,309)	(556,309)

Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(653,819)	25,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000

Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(914,511)	(914,511)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,568,330)	336,805

Net loss	0	0	0	0	0	(584,851)	(584,851)

Balance at December 31, 2001	12,684,973	12,685	484,181	484	1,891,966	(2,153,181)	(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654

Net loss	0	0	0	0	0	(12,371)	(12,371)

Balance at December 31, 2002	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,165,552)	(111,763)

Net loss	0	0	-	0	0	(24,215)	(24,215)

Balance, December 31, 2003	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,189,767)	(135,978)

Net loss	0	0	0	0	0	(11,795)	(11,795)

Balance, December 31, 2004	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	400,000	400	0	0	9,600	0	10,000

Common shares issued for servicees, $0.05 per share	250,000	250	0	0	12,250	0	12,500

Common shares issued to officers and directors for services, $0.04 per share	500,000	500	0	0	19,500	0	20,000

Preferred shares issued to officers and directors for services, $0.40 per share	0	0	450,000	450	179,550	0	180,000

Conversion of preferred stock	19,742,000	19,742	(1,974,200)	(1,974)	(17,768)	0	0

Issuance of stock options to two officers	0	0	0	0	24,929	0	24,929

Net loss	0	0	-	0	0	(691,271)	(691,271)

Balance, December 31, 2005	33,576,973	$33,577	1,933,061	$1,933	$2,265,708	($2,892,833)	($591,615)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Audited
	Audited January 1, 2005	Audited January 1, 2004	From Inception (January 7, 1993)
	through	through	through
	December 31, 2005	December 31, 2004	December 31, 2005
Cash flows from operating activities:
Net loss	($691,271)	($11,795)	($2,892,833)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	5,250	6,295	40,537
Stock Based Compensation	237,429	0	434,754
Impairment Loss	0	0	442,800
Changes in operating assets and liabilities:
Accounts Payable	494	(452)	74,351
Judgement payable	110,000	0	110,000
Interest Payable	57,094	5,952	80,173
Payroll Liabilities	14,669	0	51,937
Deferred Salaries	242,000	0	242,000
Loans Payable-Related Parties	14,335	0	34,335
Net cash used by operating activities	(10,000)	0	(1,381,946)

Cash flows from investing activities:
Purchase of property and equipment	0	0	(41,718)
Net cash used by investing activities	0	0	(41,718)
			0
Cash flows from financing activities:			0
Proceeds from issuance of common stock	10,000	0	88,010
Proceeds on borrowings from related parties	0	0	1,335,654
Net cash provided by financing activities	10,000	0	1,423,664

Net increase in cash	0	0	0

Cash, beginning of period	0	0	0

Cash, end of period	$0	$0	$0

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESRCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - Friendly Energy Corp., Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993. The company was originally in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market. The Company operations have been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company - The company filed its articles of incorporation with the California Secretary of State on January 7, 1993, indicating G. Alfred Roensch as the incorporator.

The company filed its annual list of officers and directors with the California Secretary of State on January 7, 1993, indicating its President is G. Alfred Roensch and its Secretary and Treasurer is Owen Stephenson and were both listed as directors on this filing. The current President is Douglas Tallant and the current Secretary and Treasurer is Donald Trapp.

Going concern - The Company incurred net losses of approximately $2,892,833 from the period of January 7, 1993 (Date of Inception) through December 31, 2005 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company’s year end is December 31.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from January 7, 1993 (Date of Inception) through December 31, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Stock-Based Compensation -- The Company follows SFAS No. 123(R), Accounting for Stock-Based Compensation, and accordingly has expensed the fair value of the stock options which vested during the period and is reflected in the net loss for the period.

The following table represents the effect on net loss and loss per share for the Company.

	2004	2005

Net loss as reported	$(691,271)	$(11,795)
Add: Stock-based employee compensation
expense included in reported loss,
net of related tax effects	24,029	-0-
Deduct: Total stock-based employee
compensation expense determined under
fair value based methods of all awards,
net of related tax effects.	$(24,929)	$-0-

Proforma net loss	$(691,271)	$(11,795)

Net loss per common share	$(0.03)	$(0.00)

Basic and diluted loss, pro forma	$(0.03)	$(0.00)

Concentration of risk - A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Tallant and Donald Trapp. Should they determine to no longer finance the operations of the company before new capital is raised, it may be unlikely for the company to continue.

Revenue recognition - The Company has no revenues to date from its operations. Once the revenue is generated, the company will recognize revenues as it is received.

Inventory valuation - At this time the Company is not expected to hold inventory.

Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

New accounting pronouncements -

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company expects no impact on adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will not have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 "effective for non-monetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.   We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

2.    FIXED ASSETS

Fixed assets consist of the following as of December 31, 2005 and 2004:

	2005	2004
Furniture and fixtures	$20,102	$20,102
Computers and equipment	21,616	21,616
	41,718	41,718
Less: accumulated depreciation	(40,537)	(35,287)

	1,181	6,431

3.	RELATED PARTY TRANSACTIONS

In 2005, the officers agreed with the Company to defer their salaries totaling $242,000., see note 7.

As of December 31, 2005 and 2004, loans payable from related parties consists of the following:

	2005	2004
Notes payable from officers of
the Company bearing no interest
unsecured and due on demand	$14,335	$0

Note payable from an officer of
the Company bearing interest at 8%,
unsecured and due on demand	20,000	20,000
	$34,335	$20,000
4.	OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $51,937 and $37,268 for the years ended December 31, 2005 and 2004, respectively. The $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service. The $14,699 owed for 2005 is accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $242,000 and $ -0- for the years ended December 31, 2005 and 2004, respectively.

The accrued interest of $29,507 for 2005 consists of $19,550 on unpaid payroll taxes, and $9,957 on related party loans.

5.	STOCKHOLDERS’ DEFICIT

 Common Shares: As of December 31, 2005 and 2004 there were 33,576,973 and 12,684,973 shares of common stock outstanding.

a)	In 1993, the company issued 63,750 shares of common stock for cash at $0.016 per share to officers and directors.
b)
On June 2, 1996, in connection with the acquisition of the Company by Granite Development Corporation ("Granite"), the Company cancelled all outstanding shares of common stock and issued a total of 2,500,000 shares to Granite for consideration of $10.

c)	In 1996, 500,000 common shares were converted to 50,000 shares of preferred stock.
d)	In 1997, the Company issued 15,223 shares of common stock relating to the spin out from Granite Development Corporation.
e)	On April 21, 1997, the company issued 21,875 shares of common stock for cash at $0.685 per share to officers and directors.
f)	On July 31, 1997, the company issued 37,500 shares of common stock for cash at $0.80 per share.
g)	On August 14, 1997, the company issued 21,875 shares of common stock for cash at $0.685 per share to officers and directors.
h)	From February 18, 1998, through March 16, 1998, a total of 9,750 shares of common stock were sold for cash pursuant to Regulation D, Rule 504 offering at $1.74 per share.
i)	On October 29, 1998, 625,000 shares of common stock were issued for cash at $0.004.
j) On October 30, 1998, 8,000,000 shares of common stock were issued as a result of the conversion of 800,000 preferred shares.
k)	On November 11, 1998, the company issued 2,000,000 shares of common stock for cash at $0.004 per share.
l)	During 1999, the company cancelled 46,250 shares of common stock.
m)	On March 29, 2005, 1,200,000 shares of the company’s preferred stock were converted to 1,200,000 shares of common stock.

n)	On May 28, 2005, 528,000 shares of the company’s preferred stock were converted to 5,280,000 shares of common stock.
o)	On June 22, 2005, 122,000 shares of the company’s preferred stock were converted to 1,220,000 shares of common stock.
p)	On July 1, 2005, the company issued 250,000 shares of common stock at $0.05 per share for services.
q)	On July 7, 2005, 5000 shares of the company’s preferred stock were converted to 50,000 shares of common stock.
r)	On August 8, 2005, 300,000 shares of the company’s preferred stock were converted to 3,000,000 shares of common stock.
s)	On August 23, 2005, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
t)	On August 30, 2005, the company issued 500,000 shares of common stock as a sign-up bonus to an officer of the company valued at $0.04 per share.
u)	On September 19, 2005, 146,200 shares of the company’s preferred stock were converted to 1,462,000 shares of common stock.
v)	On September 29, 2005, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
w)	On October 14, 2005, 3,000 shares of the company’s preferred stock were converted to 30,000 shares of common stock.
x)	On October 31, 2005, the Company issued 400,000 shares of common stock for cash at $0.025 per share.
y)	On November 3, 2005, 300,000 shares of the company’s preferred stock were converted to 3,000,000 shares of common stock.
z)	On December 5, 2005, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
.
Preferred Shares: Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock. The board of directors has not specified any other rights or privileges with respect to the preferred stock.

As of December 31, 2005 and 2004 there were 1,933,061 and 3,457,261 shares of preferred stock outstanding.

a)	During 1996, 500,000 common shares were converted to 50,000 shares of preferred stock.
b)	During 1997 the company issued 750,000 shares of preferred stock to officers and directors for services valued at $0.04 per share.
c)	On October 30, 1998, 800,000 shares of preferred stock were converted to 8,000,000 shares of common stock.
d)	On February 26, 1999, the company issued 24,390 shares of preferred stock in satisfaction of debt valued at $3.69 per share.
e)	On April 30, 1999, the company issued 16,290 shares of preferred stock in stock in satisfaction of debt valued at $3.69 per share.
f)	On April 30, 1999, the company issued 21,680 shares of preferred stock in stock in satisfaction of debt valued at $3.69 per share.
g)	On September 30, 1999, the company issued 33,062 shares of preferred stock in stock in satisfaction of debt valued at $3.69 per share.
h)	On December 30, 1999, the company issued 51,491 shares of preferred stock in stock in satisfaction of debt valued at $3.69 per share.
i)	On December 22, 1999, the company issued 5,000 shares of preferred stock for a year end bonus valued at $3.69 per share.
j)	On January 30, 2000, the company issued 2,500 shares of preferred stock for a sign up bonus valued at $3.69 per share.
k)	On March 31, 2000, the company issued 56,911 shares of preferred stock in stock in satisfaction of debt valued at $3.69 per share.
l)	On April 21, 2000, the company issued 10,000 shares of preferred stock for services of an officer valued at $3.69 per share.
m)	On May 1, 2000, the company issued 2,500 shares of preferred stock for a sign up bonus valued at $3.69 per share.
n)	On May 1, 2000, the company issued 10,000 shares of preferred stock for a sign up bonus valued at $3.69 per share.
o)	On June 30, 2000, the company issued 58,266 shares of preferred stock in stock in satisfaction of debt valued at $3.69 per share.
p)	On June 30, 2000, the company issued 2,500 shares of preferred stock for a sign up bonus valued at $3.69 per share.

q)	On September 19, 2000, the company issued 100,000 shares in exchange for 100,000 shares of Friendly Energy Services Inc valued at $3.69 per share.

r)
On September 19, 2000, the company issued 20,000 shares to employees of Friendly Energy Services Inc. relating to an assumed obligation from the merger with Friendly Energy Services Inc. valued at $3.69 per share.

s)	October 4, 2000, the company issued 59,621 shares of preferred stock in stock in satisfaction of debt valued at $3.69 per share.
t)	On October 16, 2000, the company issued 10,000 shares of preferred stock for a sign up bonus valued at $3.69 per share.
u)	On January 8, 2002, the company issued 120,000 shares of preferred stock in stock in satisfaction of debt valued at $0.05 per share.
v)	On March 5, 2002, the company issued 701,200 shares of preferred stock in stock in satisfaction of debt valued at $0.05 per share.
w)	On March 5, 2002, the company issued 551,880 shares of preferred stock in stock in satisfaction of debt owed to an officer of the company valued at $0.05 per share.
x)	On June 6, 2002, the company issued 1,600,000shares of preferred stock in stock in satisfaction of debt valued at $0.05 per share.
y)	On April 21, 2005, the company issued 450,000 shares of preferred stock as two officers of the company for services valued at $0.40.

During 2005, as noted above in the common shares section, 1,924,000 shares of preferred stock were converted to 19,240,000 shares of common stock.

During 2000, 11,000 shares of preferred stock were cancelled. As of December 31, 2005 the issue was not completely resolved and the stock agent had not received the returned share certificates. Therefore the 11,000 shares are still reflected in the preferred stock balance.

6.	STOCK OPTIONS

In 2005, the Company granted stock options for 1,000,000 common shares to its officers on April 21, 2005. The option price is $0.05. 50% vest after six months from the date of the grant and the remaining 50% vest after one year. All options expire ten years from the date of grant. There were no other outstanding options as of December 31, 2005. No options were exercised or granted in 2004. The Company may issue additional stock options in the future.

The following table summarizes the Company’s stock option activity.

	Number	Weighted
	Of Average	Exercise
	Shares	Price
Balance, December 31, 2003	--	$--
Options granted and assumed	--	--
Options expired	--	--
Options canceled	--	--
Options exercised	--	--
Balance, December 31, 2004	--	$--
Options granted and assumed	1,000,000.05
Options expired	--	--
Options canceled	--	--
Options exercised	--	--

Balance, December 31, 2005	1,000,000	$.05

The Company estimates the fair value of these options granted to the officers by using the Black-Scholes option pricing-model with the following assumptions used for grants in 2005 using specific grant dates; no dividend yield; expected volatility of 185%; risk free interest rates of 3.50%; and expected life of 10 years for all employee stock options. Accordingly, the Company valued the services under SFAS No. 123R relating to stock options for $49,858 as of December 31, 2005. given that only 50% have vested as of December 31, 2005, the Company has only taken an expense for $24,929.

The following table summarizes information about options granted during the year ended December 31, 2005:

Exercise Price
Equals, Exceeds or
Number of	is Less Than Mkt.	Weighted	Weighted
Options Granted	Price of Stock	Average	Range of	Average
During 2005	on Grant Date	Exercise Price	Exercise Price	Fair Value
--	Equals	$--	$ --to $ --	$--
--	Exceed	$--	$--to $ --	$--
1,000,000	Less Than	$0.05	$ 0.05 to $0.05	$0.05

1,000,000		$0.05	$ 0.05to $0.05	$0.05

7.	COMMITMENTS AND CONTINGENCIES

Employment contracts -

Douglas Tallant - The Company entered into an employment agreement with Douglas Tallant effective February 1, 2005. Pursuant to the terms of the agreement, Mr. Tallant is to be paid an annual salary of $144,000 in consideration of which Mr. Tallant agreed to act as the Company’s President. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.

Tim DeHerrera - The Company entered into an employment agreement with Tim DeHerrera effective February 1, 2005. Pursuant to the terms of the agreement, Mr. DeHerrera is to be paid an annual salary of $60,000 and a “sign up” bonus of 500,000 restricted common shares on execution of the agreement, in consideration of which Mr. DeHerrera agreed to act as the Company’s Vice President. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.

Donald Trapp - The Company entered into an employment agreement with Donald Trapp effective February 1, 2005. Pursuant to the terms of the agreement, Mr. Trapp is to be paid an annual salary of $60,000 in consideration of which Mr. Trapp agreed to act as the Company’s Corporate Secretary and Treasurer. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.

8.	LITIGATION

In 2005, a vendor received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084. The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000. The transaction has been recorded on the financial statements along with accrued interest of $50,666. The total of $160,666 is reported in the liability section of the balance sheet.

9.	SUBSEQUENT EVENTS

There have been no subsequent events after the end of the period, December 31, 2005 which are material to the financial statements.

Friendly Energy Corporation does anticipate some expenditures within the next 12 months for new acquisitions. The Company may elect to raise funds for potential drilling through equity financing or possible joint ventures and participation agreements. If Friendly Energy Corporation is successful in raising anticipated funds the company anticipates a significant change in the number of its employees within the next 12 months.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Friendly Energy Corporation's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005 and each has concluded that such disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. The audit for 2005 took much longer than expected which caused a delay in filing reports. Revised procedures have been adopted and we expect reports required after the filing date of this report will be timely.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005. This assessment has been disclosed to our auditors, an independent registered public accounting firm. There were no significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting. And there was no fraud involving management or employees who have a significant role in financial reporting.

Changes in Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

1. Officers and Directors of the Company

			DATE OF APPOINTMENT
NAME	AGE	POSITION	TO BOARD OF DIRECTORS

Douglas Tallant	62	President & Director	February 6, 2002
Donald Trapp	67	CFO, Secretary, Treasurer	February 8, 2005
		& Director
Tim DeHerrera	48	Vice President	April 4, 2005

The chart above specifies Friendly Energy Corporation's officers and directors as of December 31, 2005.

All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified. All officers serve at the discretion of the Board of Directors.

Douglas Tallant, President. Douglas Tallant was born and raised in Oklahoma. He has owned several businesses including the largest automobile dealership in Denver and physical therapy clinics in Denver and Oklahoma City. He has formed and managed several public companies including Entec, the developer of the original breathalyzer. Mr. Tallant has a Bachelor of Science degree in Mechanical Engineering from the University of Oklahoma.

Donald Trapp Chief Financial Officer. He also serves as the corporation’s Secretary. He has worked as an engineer and financial analyst. He was the CFO of Infohighway International, Inc., an Internet service provider. He has bought and sold oil and gas leases, been the operator of two oil wells, and the General Partner of four oil & gas partnerships in New Mexico. Mr. Trapp has a Master of Science degree in Nuclear Engineering from M.I.T.

Tim DeHerrera Vice President. Mr. DeHerrera was President of Atlantis Business Development Corporation, a public company regulated under Section 54 of the Investment Company Act of 1940. Prior to joining Atlantis he was in the financial services sector for over fifteen years most recently as president and founder of Alternative Finance Advisors, Inc, a consulting company to the credit industry. Throughout his career Mr. DeHerrera has been a principle in numerous companies both public and private. He has a lengthy background in investment banking, capital formation, capital restructures, private placements and deal origination.

There are no familial relationships between our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance . We believe that our officers, directors, and principal shareholders have not filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

ITEM 10. EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Name of Individual or	Capacities in which	Aggregate Remuneration
Identity of Group	Remuneration was received	For 2003	For 2004	For 2005
Douglas Tallant	President and Director	$-0-	$-0-	$132,000
Donald Trapp	Director, Secretary &Treasurer	$-0-	$-0-	$55,000
Tim DeHerrera	Vice President	$-0-	$-0-	$55,000

Compensation of Directors.

There was no compensation paid to any Officer or Director in 2003 or 2004. The following compensation was paid in 2005: 350,000 preferred shares paid to Douglas Tallant and 100,000 preferred shares paid to Donald Trapp. These shares were paid for deferred salaries for services prior to 2005.

Stock Based Compensation . During the year ended December 31, 2005, $82,358 in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock granted to officers, directors, employees using the Black-Scholes option pricing model. We do expect further stock based compensation in 2006.

Transactions with Promoters

NONE

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of December 31, 2005, with respect to the ownership of the Friendly Energy Corporation's common stock by each person known by Friendly Energy Corporation to be the beneficial owner of more than five percent (5%) of Friendly Energy Corporation's common stock, by each director and officer and by all officers and directors as a group.

Name of	Address of	Amount of Shares	% of
Beneficial Holder	Beneficial Holder	Beneficially Owned	Outstanding Common Stock
Douglas Tallant	(1)	39,416	0.1%
President /Director

Donald Trapp	(1)	439,533	1.3%
Director

Tim DeHerrera	(1)	767,000	2.3%

All directors and Officers as a group		1,245,949	3.7%

(1) 502 North Division Street, Carson City, NV 89703

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them. Currently there are only the stock options listed above issued or outstanding.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-KSB:

2004: $0
2005: $7,500

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.
2004: $0
2005: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
2004: $0
2005: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.
2004: $0
2005: $250

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

ITEM 14. EXHIBITS

Exhibit 31.1 - Amended Section 906 Certification of Periodic Report of the Chief Executive Officer.
Exhibit 31.2 - Amended Section 906 Certification of Periodic Report of the Chief Financial Officer.
Exhibit 32.1 - Amended Section 302 Certification of Periodic Report of the Chief Executive Officer.
Exhibit 32.2 - Amended Section 302 Certification of Periodic Report of the Chief Financial Officer.

The following documents are incorporated by reference in this Form 10-KSB/A:

NONE

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

FRIENDLY ENERGY CORPORATION

Date: September 14, 2006

By: /s/ Douglas Tallant
 ---------------------------
Douglas Tallant, Director and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Date: September 14, 2006

By: /s/ Donald Trapp
-----------------------------
Donald Trapp, Director