Form 10KSB
period 2006-12-31
FRIENDLY ENERGY CORP
filed 2008-04-15
CIK 1120434

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

The issuer's revenue for the fiscal year ended December 31, 2006 was $0.

On December 31 2006 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $2,300,000 computed by reference to the price at which the common equity was last transacted on that date.

On December 31, 2006, the issuer had 43,593,893 shares of Common Stock, $0.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check One):YES ☐ NO ☑

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2006. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2008. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2006. FRIENDLY ENERGY CORPORATION HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2006.

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

Our Business. Friendly Energy Corporation was inactive from 2002 to February 2005, when the company began the process of identifying potential oil and gas prospects for development. The primary focus is on property in established oil fields to minimize any potential risk. On July 20, 2006, the Company commenced drilling the North Asher No. 1 Prospect, in which the Company holds a 50% working interest. On October 3, 2006, the North Asher No. 1 well was completed. On November 17, 2006, the Company commenced drilling the Peach Tree Prospect, in which it holds a 25% working interest. On November 27, 2006, the driller declared the Peach Tree well to be non-commercial.

Our Oil and Gas Property. Central Oklahoma has many shallow to intermediate (3000' to 6000') oil wells. The Ordovician Simpson Group sandstones; Viola and Hunton carbonates are among the most prolific among the reservoirs in this area of Oklahoma which includes Pottawatomie, Garvin, McClain, Oklahoma, Cleveland, and Seminole counties. This area is characterized by broad low relief anticlines and domes that are interrupted by occasional vertical faults. Hydrocarbon traps are predominantly structural in nature for pre-Pennsylvanian objectives. Friendly Energy Corporation owns a lease and is planning to drill a 5,400 foot deep well in central Oklahoma through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES). If the geophysicist and operator each purchase a 10% working interest, as expected, then FES will own an 80% working interest in the well. The location is on the West Peach Creek Prospect, a development/exploratory prospect, located on the western edge of the giant St. Louis Oil Field. The St. Louis Field has produced over 300 million barrels of oil and 26 billion cubic-feet of gas. The prospect is in an old, established field. Based on an analysis of over 2,000 miles of seismic tests in the area, our geophysicist has found an undrilled and untested “attic” or structural trap. There are four reservoirs at different depths which have produced in the area. Our geophysicist believes this prospect is low risk and estimates reserves of 300,000 BOPW.

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

Accumulated Losses

To date the Company's operations have not generated operating cash flows to provide working capital for the Company's ongoing overhead, the funding of its lease acquisitions and the exploration and development of these properties. Without adequate financing, the Company may not be able to successfully develop any prospects that it acquires or achieve profitability from its operations in the near future or at all.

During the year ended December 31, 2006, Friendly incurred a net loss of $824,586 and as of December 31, 2006 has an accumulated deficit of $3,717,419.

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

ITEM 2. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Friendly Energy Corporation held the following property in the following amounts:

Property	December 31, 2006	December 31, 2005

Cash and equivalents	$1,191	$-0-
Equipment	$3,470	$1,181
LLC Investment	$1,000	$-0-
Asher #1 Well	$103,077	$-0-
West Peach Project	$36,970	$-0-

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

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. MARKET PRICE FOR THE FRIENDLY ENERGY CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at December 31, 2006 there were approximately 644 holders of the outstanding shares of the Friendly Energy Corporation's $0.001 par value common stock. Friendly Energy Corporation participates in the PinkSheets Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "FDEG". The Friendly Energy Corporation's common stock has closed at:

Quarter	High	Low
2003 First Quarter	$0.002	$0.002
2003 Second Quarter	$0.002	$0.002
2003 Third Quarter	$0.002	$0.002
2003 Fourth Quarter	$0.002	$0.002
2004 First Quarter	$0.002	$0.002
2004 Second Quarter	$0.010	$0.010
2004 Third Quarter	$0.001	$0.001
2004 Fourth Quarter	$0.001	$0.001
2005 First Quarter	$0.060	$0.042
2005 Second Quarter	$0.065	$0.055
2005 Third Quarter	$0.078	$0.063
2005 Fourth Quarter	$0.051	$0.040
2006 First Quarter	$0.188	$0.050
2006 Second Quarter	$0.120	$0.055
2006 Third Quarter	$0.135	$0.060
2006 Fourth Quarter	$0.079	$0.040

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

Common Stock . Friendly Energy Corporation is authorized to issue 100,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Friendly Energy Corporation constitute equity interests in Friendly Energy Corporation entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. As of December 31, 2006, 43,593,893 shares of the Friendly Energy Corporation's common stock were issued and outstanding.

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

Sales of Securities

2006 Stock Transactions

During the year ended December 31, 2006, the Company issued:

On July 18, 500,000 restricted common shares were sold to a non-related party for $25,000.

2006 Stock Options

During 2006, 1,000,000 stock options were granted to Douglas Tallant and 500,000 stock options were granted to Donald Trapp.

The terms of these options were set as follows: Fair market value $0.0625 (recognizing any options exercised would result in restricted shares); 50% vests after 6 months after the date of grant and the remaining 50% vests after one year; all options expire after 10 years.

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

Liquidity and Capital Resources.

For the year ended December 31, 2006, we had total assets of $145,708, compared to total assets in 2005 of $1,181. The increase in assets was due to the completion of the Asher #1 oil well and exploration costs for a well prospect. At December 31, 2006, we had current liabilities of $1,457,662 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loans payable. At December 31, 2005 we had current liabilities of $592,796. The increase in liabilities was due primarily to judgment payable and deferred salaries. At December 31, 2006, we had a working capital deficiency of $1,311,954 (2005 - $591,615).

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

Results of Operations

We have not yet realized any revenue from operations to date. During the year ended December 31, 2006 the loss from operations is $824,586 (2005 - $691,271). This increase in loss was due primarily to an increase in officer wages, professional fees, and stock based compensation expenses. From inception to December 31, 2006 Friendly Energy Corporation has incurred cumulative net losses of $3,717,419.

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

ITEM 7. FINANCIALS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Shareholders
Friendly Energy Corporation
502 North Division Street
Carson City, Nevada 92684

I have audited the accompanying consolidated balance sheet of Friendly Energy Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations and of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Friendly Energy Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years ended December 31, 2007 and 2006, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has not yet commenced operations. This raises substantive doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
April 13, 2008

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31, 2006	December 31, 2005
ASSETS

Current assets
Checking Account	$748	$-
Advances	443	-
Total current assets	1,191	-

Other Assets
Property and equipment, net	3,470	1,181
Investment	1,000	-
Asher #1 Oil Well	103,077	-
West Peach Project	36,970	-
Total Other Assets	144,517	1,181

Total assets	$145,708	$1,181

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable	$123,747	$74,351
Payroll Tax Liabilities	70,285	51,937
Judgement payable	177,489	160,666
Deferred Salaries	506,000	242,000
Interest Payable	69,282	29,507
Loan Payable	482,981	-
Loans Payable-Related Parties	27,878	34,335
Total current liabilities	1,457,662	592,796

Total liabilities	1,457,662	592,796

Stockholders' deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 43,593,893 and 33,576,973 shares, respectively, issued and outstanding	43,594	33,577
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 1,259,923 and 1,933,061 shares, respectively, issued and outstanding	1,260	1,933
Additional paid-in capital	2,360,611	2,265,708
Accumulated deficit	(3,717,419)	(2,892,833)
Total stockholders' deficit	(1,311,954)	(591,615)

Total liabilities and stockholders' deficit	$145,708	$1,181

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED
STATEMENTS OF OPERATIONS

			From Inception
			(January 7, 1993)
	For the year ended	For the year ended	through
	December 31, 2006	December 31, 2005	December 31, 2006

Revenue	$-	$-	$-

Operating expenses
Amortization Expense	-	-	30,000
Depreciation	1,821	5,250	42,358
Dry Hole Cost	86,809	-	86,809
Intangible Drilling Costs	315,253	-	315,253
Legal Fees	4,625	9,045	69,828
Officer Wages	264,000	242,000	506,000
Oil Well Operations Cost	472	-	472
Payroll Expenses	18,348	14,669	246,245
Professional Fees	19,884	7,235	563,839
Rent	-	-	237,406
Stock Based Compensation	24,929	237,429	459,683
Telephone	10,179	986	40,554
Travel & Entertainment	8,279	4,371	134,886
General and administrative	13,389	3,192	171,902

Total operating expenses	767,988	524,177	2,905,235

Loss from operations	(767,988)	(524,177)	(2,905,235)

Other income (expenses):
Other income	-	-	452
Forgiveness of Debt	-	-	(122,765)
Impairment Loss on Asset	-	-	(442,800)
Interest Expense	(56,598)	(57,094)	(137,071)
Lawsuit Judgement	-	(110,000)	(110,000)
Total other income (expenses)	(56,598)	(167,094)	(812,184)

Loss before provision for income taxes	(824,586)	(691,271)	(3,717,419)
Provision for income taxes	-	-	-

Net loss	$(824,586)	$(691,271)	$(3,717,419)

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.31)

Basic and diluted weighted average common shares outstanding	38,585,433	23,130,973	12,164,261

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

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(914,511)	(914,511)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,568,330)	336,805

Net loss	0	0	0	0	0	(584,851)	(584,851)

Balance at December 31, 2001	12,684,973	12,685	484,181	484	1,891,966	(2,153,181)	(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654

Net loss	0	0	0	0	0	(12,371)	(12,371)

Balance at December 31, 2002	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,165,552)	(111,763)

Net loss	0	0	-	0	0	(24,215)	(24,215)

Balance, December 31, 2003	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,189,767)	(135,978)

Net loss	0	0	0	0	0	(11,795)	(11,795)

Balance, December 31, 2004	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	400,000	400	0	0	9,600	0	10,000

Common shares issued for servicees, $0.05 per share	250,000	250	0	0	12,250	0	12,500

Common shares issued to officers and directors for services, $0.04 per share	500,000	500	0	0	19,500	0	20,000

Preferred shares issued to officers and directors for services, $0.40 per share	0	0	450,000	450	179,550	0	180,000

Conversion of preferred stock	19,742,000	19,742	(1,974,200)	(1,974)	(17,768)	0	0

Issuance of stock options to two officers	0	0	0	0	24,929	0	24,929

Net loss	0	0	-	0	0	(691,271)	(691,271)

Balance, December 31, 2005	33,576,973	$33,577	1,933,061	$1,933	$2,265,708	($2,892,833)	($591,615)

Common shares issued for cash, $0.05	500,000	500	-	-	24,500		25,000

Conversion of preferred stock	9,516,920	9,517	(951,692)	(952)	(8,565)	-	-

Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	24,929

Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	54,318

Net Loss	-	-	-	-	-	(824,586)	(824,586)

Balance, December 31, 2006	43,593,893	43,594	1,259,923	1,260	2,360,611	(3,717,419)	(1,311,954)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 7, 1993)
	For the year ended	For the year ended	through
	December 31, 2006	December 31, 2005	December 31, 2006
Cash flows from operating activities:
Net loss	$(824,586)	(691,271)	(4,545,684)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,821	5,250	42,358
Stock Based Compensation	24,929	237,429	459,683
Impairment Loss	-	-	442,800
Changes in operating assets and liabilities:
Accounts Payable	49,444	494	123,795
Advances	(443)	-	(443)
Judgement payable	16,823	110,000	126,823
Interest Payable	39,775	57,094	119,948
Payroll Liabilities	18,348	14,669	73,964
Deferred Salaries	264,000	242,000	506,000
Loans Payable	482,981		482,981
Loans Payable-Related Parties	47,861	14,335	82,196
Net cash used by operating activities	120,953	(10,000)	(2,085,579)

Cash flows from investing activities:
Purchase of property and equipment	(4,110)	-	(45,828)
Investment	(1,000)	-	(1,000)
Asher #1 Oil Well	(103,077)	-	(103,077)
West Peach Project	(36,970)	-	(36,970)
Net cash used by investing activities	(145,157)	-	(186,875)

Cash flows from financing activities:
Proceeds from issuance of common stock	25,000	10,000	113,010
Proceeds on borrowings from related parties	-	-	1,335,654
Net cash provided by financing activities	25,000	10,000	1,448,664

Net increase in cash	796	-	(823,790)

Cash, beginning of period	(48)	-	(48)

Cash, end of period	$748	$-	$(823,838)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history– Friendly Energy Corp., Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993. The company was originally in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market. The Company is now in the business of oil and gas exploration. The Company operations have been limited to general administrative operations and participation in the drilling of two oil wells. It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company– The company filed its articles of incorporation with the California Secretary of State on January 7, 1993, indicating G. Alfred Roensch as the incorporator.

The company filed its annual list of officers and directors with the California Secretary of State on January 7, 1993, indicating its President is G. Alfred Roensch and its Secretary and Treasurer is Owen Stephenson and were both listed as directors on this filing. The current President is Douglas Tallant and the current Secretary and Treasurer is Donald Trapp.

Going concern– The Company incurred net losses of approximately $3,717,419 from the period of January 7, 1993 (Date of Inception) through December 31, 2006 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end– The Company’s year end is December 31.

Principles of consolidation– The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates– The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment– Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Income taxes– The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

FRIENDLY ENERGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net loss per common share– The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from January 7, 1993 (Date of Inception) through December 31, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Stock-Based Compensation — The Company follows SFAS No. 123(R), Accounting for Stock-Based Compensation, and accordingly has expensed the fair value of the stock options which vested during the period and is reflected in the net loss for the period.

The following table represents the effect on net loss and loss per share for the Company.

	2006	2005

Net loss as reported	$(824,586)	$(691,271)
Add: Stock-based employee compensation expense included in reported loss, net of related tax effects	24,929	24,929
Deduct: Total stock-based employee compensation expense determined under fair value based methods of all awards, net of related tax effects.	$(24,929)	$(24,929)

Proforma net loss	$(824,586)	$(691,271)

Net loss per common share	$(0.02)	$(0.03)

Basic and diluted loss, pro forma	$(0.02)	$(0.03)

Concentration of risk– A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Tallant and Donald Trapp. Should they determine to no longer finance the operations of the company before new capital is raised, it may be unlikely for the company to continue.

Revenue recognition– The Company has no revenues to date from its operations. Once the revenue is generated, the company will recognize revenues as it is received.

Inventory valuation– At this time the Company is not expected to hold inventory.

Legal Procedures– The Company is not aware of, nor is it involved in any pending legal proceedings.

FRIENDLY ENERGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

New accounting pronouncements–

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

FRIENDLY ENERGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2006 and 2005:

	2006	2005
Furniture and fixtures	$20,102	$20,102
Computers and equipment	25,726	21,616
	45,828	41,718
Less: accumulated depreciation	(42,358)	(40,537)
Net Furniture, fixtures, computers & equipment	3,470	1,181
LLC Investment	1,000	0
West Peach Exploration Costs	36,970	0
Asher #1 Oil Well	103,077	0
Total Fixed Assets	144,517	1,181

The company will use percentage depletion as amortization for the Asher #1 Oil Well. Since there has been no revenue to date from the well, no depletion is taken in 2006.

3.	RELATED PARTY TRANSACTIONS

In 2006, the officers agreed with the Company to defer their salaries totaling $264,000, see note 7.

As of December 31, 2006 and 2005, loans payable from related parties consists of the following:

	2006	2005
Notes payable from officers of the Company bearing interest at 8% unsecured and due on demand	$7,877	$14,335

Note payable from an officer of the Company bearing interest at 8%, unsecured and due on demand	20,000	20,000
	$27,877	$34,335

4.	OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $70,285 and $51,937 for the years ended December 31, 2006 and 2005, respectively. $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service. $33,017 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $264,000 and 242,000 for the years ended December 31, 2006 and 2005, respectively.

The company has accrued interest in the amount of $69,282 and $29,507 for the years ended December 31, 2006 and 2005, respectively. The accrued interest includes interest on unpaid payroll taxes and related party loans.

FRIENDLY ENERGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The company has borrowed $482,981 from another company for the drilling and completion of wells and other operational expenses. Two promissory notes have been issued bearing interest at 10% unsecured and with $310,750 due July 2007 and $100,221 due October 2007.

5.	STOCKHOLDERS’ DEFICIT

Common Shares: As of December 31, 2006 and 2005 there were 43,593,893 and 33,576,973 shares of common stock outstanding.

a)	In 1993, the company issued 63,750 shares of common stock for cash at $0.016 per share to officers and directors.
b)
On June 2, 1996, in connection with the acquisition of the Company by Granite Development Corporation ("Granite"), the Company cancelled all outstanding shares of common stock and issued a total of 2,500,000 shares to Granite for consideration of $10.

c)	In 1996, 500,000 common shares were converted to 50,000 shares of preferred stock.
d)	In 1997, the Company issued 15,223 shares of common stock relating to the spin out from Granite Development Corporation.
e)	On April 21, 1997, the company issued 21,875 shares of common stock for cash at $0.685 per share to officers and directors.
f)	On July 31, 1997, the company issued 37,500 shares of common stock for cash at $0.80 per share.
g)	On August 14, 1997, the company issued 21,875 shares of common stock for cash at $0.685 per share to officers and directors.
h)	From February 18, 1998, through March 16, 1998, a total of 9,750 shares of common stock were sold for cash pursuant to Regulation D, Rule 504 offering at $1.74 per share.
i)	On October 29, 1998, 625,000 shares of common stock were issued for cash at $0.004.
j)	On October 30, 1998, 8,000,000 shares of common stock were issued as a result of the conversion of 800,000 preferred shares.
k)	On November 11, 1998, the company issued 2,000,000 shares of common stock for cash at $0.004 per share.
l)	During 1999, the company cancelled 46,250 shares of common stock.
m)	On March 29, 2005, 1,200,000 shares of the company’s preferred stock were converted to 1,200,000 shares of common stock.
n)	On May 28, 2005, 528,000 shares of the company’s preferred stock were converted to 5,280,000 shares of common stock.
o)	On June 22, 2005, 122,000 shares of the company’s preferred stock were converted to 1,220,000 shares of common stock.
p)	On July 1, 2005, the company issued 250,000 shares of common stock at $0.05 per share for services.
q)	On July 7, 2005, 5000 shares of the company’s preferred stock were converted to 50,000 shares of common stock.
r)	On August 8, 2005, 300,000 shares of the company’s preferred stock were converted to 3,000,000 shares of common stock.
s)	On August 23, 2005, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
t)	On August 30, 2005, the company issued 500,000 shares of common stock as a sign-up bonus to an officer of the company valued at $0.04 per share.
u)	On September 19, 2005, 146,200 shares of the company’s preferred stock were converted to 1,462,000 shares of common stock.
v)	On September 29, 2005, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
w)	On October 14, 2005, 3,000 shares of the company’s preferred stock were converted to 30,000 shares of common stock.
x)	On October 31, 2005, the Company issued 400,000 shares of common stock for cash at $0.025 per share.
y)	On November 3, 2005, 300,000 shares of the company’s preferred stock were converted to 3,000,000 shares of common stock.

FRIENDLY ENERGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

z)	On December 5, 2005, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
aa)	On January 9, 2006, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
bb)	On February 10, 2006, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
cc)	On March 1, 2006, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
dd)	On March 6, 2006, 496,692 shares of the company’s preferred stock were converted to 4,966,920 shares of common stock.
ee)	On July 18, 2006, the Company issued 500,000 shares of common stock for cash at $0.050 per share.
ff)	On August 11, 2006, 5,000 shares of the company’s preferred stock were converted to 50,000 shares of common stock.

Preferred Shares: Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock. The board of directors has not specified any other rights or privileges with respect to the preferred stock.

As of December 31, 2006 and 2005 there were 1,259,923 and 1,933,061 shares of preferred stock outstanding.

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

FRIENDLY ENERGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

r)
On September 19, 2000, the company issued 20,000 shares to employees of Friendly Energy Services Inc. relating to an assumed obligation from the merger with Friendly Energy Services Inc. valued at $3.69 per share.

s)	October 4, 2000, the company issued 59,621 shares of preferred stock in stock in satisfaction of debt valued at $3.69 per share.
t)	On October 16, 2000, the company issued 10,000 shares of preferred stock for a sign up bonus valued at $3.69 per share.
u)	On January 8, 2002, the company issued 120,000 shares of preferred stock in stock in satisfaction of debt valued at $0.05 per share.
v)	On March 5, 2002, the company issued 701,200 shares of preferred stock in stock in satisfaction of debt valued at $0.05 per share.
w)	On March 5, 2002, the company issued 551,880 shares of preferred stock in stock in satisfaction of debt owed to an officer of the company valued at $0.05 per share.
x)	On June 6, 2002, the company issued 1,600,000shares of preferred stock in stock in satisfaction of debt valued at $0.05 per share.
y)	On April 21, 2005, the company issued 450,000 shares of preferred stock as two officers of the company for services valued at $0.40.
z)	On September 29, 2006, the company issued 278,554 shares of preferred stock in stock in satisfaction of debt valued at $0.195 per share.

During 2006, as noted above in the common shares section, 951,692 shares of preferred stock were converted to 9,516,920 shares of common stock.

During 2000, 11,000 shares of preferred stock were cancelled. As of December 31, 2006 the issue was not completely resolved and the stock agent had not received the returned share certificates. Therefore the 11,000 shares are still reflected in the preferred stock balance.

6.	STOCK OPTIONS

In 2006, the Company granted stock options for 1,500,000 common shares to its officers on September 29, 2006. The option price is $0.0625. 50% vest after six months from the date of the grant and the remaining 50% vest after one year. All options expire ten years from the date of grant. The Company may issue additional stock options in the future.

The following table summarizes the Company’s stock option activity.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2004	—	$—
Options granted and assumed	1,000,000.05
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, December 31, 2005	—	$—
Options granted and assumed	1,500,000.0625
Options expired	—	—
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2005	2,500,000	$.0575

FRIENDLY ENERGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Company estimates the fair value of these options granted to the officers by using the Black-Scholes option pricing-model with the following assumptions used for grants in 2006 using specific grant dates; no dividend yield; expected volatility of 185%; risk free interest rates of 3.50%; and expected life of 10 years for all employee stock options. Accordingly, the Company valued the services under SFAS No. 123R relating to stock options for $62,322 as of December 31, 2006. 50% of the options granted in 2005 vested in 2006; $24,922 was taken as an expense in 2006.

The following table summarizes information about options granted during the year ended December 31, 2006:

Number of Options Granted During 2006	Exercise Price Equals, Exceeds or is Less Than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Fair Value
—	Equals	$—	$	— to $ —	$—
—	Exceeds	$—	$	— to $ —	$—
1,500,000	Less Than	$0.0625		$0.0625 to $0.0625	$0.0625

1,500,00		$0.0625		$0.0625 to $0.0625	$0.0625

7.	COMMITMENTS AND CONTINGENCIES

Employment contracts–

Douglas Tallant – The Company entered into an employment agreement with Douglas Tallant effective February 1, 2005. Pursuant to the terms of the agreement, Mr. Tallant is to be paid an annual salary of $144,000 in consideration of which Mr. Tallant agreed to act as the Company’s President. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.

Tim DeHerrera – The Company entered into an employment agreement with Tim DeHerrera effective February 1, 2005. Pursuant to the terms of the agreement, Mr. Herrera is to be paid an annual salary of $60,000 and a “sign up” bonus of 500,000 restricted common shares on execution of the agreement, in consideration of which Mr. Herrera agreed to act as the Company’s Vice President. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.

Donald Trapp – The Company entered into an employment agreement with Donald Trapp effective February 1, 2005. Pursuant to the terms of the agreement, Mr. Trapp is to be paid an annual salary of $60,000 in consideration of which Mr. Trapp agreed to act as the Company’s Corporate Secretary and Treasurer. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.

8.	LITIGATION

In 2005, a vendor received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084. The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000. The transaction has been recorded on the financial statements along with accrued interest of $67,489. The total of $177,489 is reported in the liability section of the balance sheet.

9.	SUBSEQUENT EVENTS

See the December 31, 2007 audited statements and notes, which are being filed concurrently with these December 31, 2006 audited statements, for further information.

Effective March 24, 2008, the company changed its name to Friendly Energy Exploration and consolidated its outstanding common share capital on a 1 share for 25 share basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Friendly Energy Corporation's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2006 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of the Company's internal control over the financial reporting period ended December 31, 2006 has been audited by our auditors, an independent registered public accounting firm, as stated in their report included herein.

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Code of Ethics

We intend to adopt a code of ethics in 2007 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.

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

The chart above specifies Friendly Energy Corporation's officers and directors as of December 31, 2006.

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

Donald Trapp, Chief Financial Officer. He also serves as the corporation’s Secretary. He has worked as an engineer and financial analyst. He was the CFO of Infohighway International, Inc., an Internet service provider. He has bought and sold oil and gas leases, been the operator of two oil wells, and the General Partner of four oil & gas partnerships in New Mexico. Mr. Trapp has a Master of Science degree in Nuclear Engineering from M.I.T.

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

ITEM 10. EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Name of Individual or	Capacities in which	Aggregate Remuneration
Identity of Group	Remuneration was received	For 2004	For 2005	For 2006
Douglas Tallant	President and Director	$-0-	$132,000	$144,000
Donald Trapp	Director, Secretary &Treasurer	$-0-	$55,000	$60,000
Tim DeHerrera	Vice President	$-0-	$55,000	$60,000

The compensation in 2005 and 2006 was paid as deferred salaries.

Stock Based Compensation. During the year ended December 31, 2006, $24,929 in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock granted to officers, directors, employees using the Black-Scholes option pricing model. We do expect further stock based compensation in 2006.

Transactions with Promoters

NONE

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of December 31, 2007, with respect to the ownership of the Friendly Energy Corporation's common stock by each person known by Friendly Energy Corporation to be the beneficial owner of more than five percent (5%) of Friendly Energy Corporation's common stock, by each director and officer and by all officers and directors as a group.

Name of	Address of		Amount of Shares	% of Outstanding
Beneficial Holder	Beneficial Holder		Beneficially Owned	Common Stock

Douglas Tallant		(1)	39,416	0.1%
President /Director

Donald Trapp		(1)	439,533	1.0%
Director

Tim DeHerrera		(1)	767,000	1.8%

All directors and Officers as a group			1,245,949	2.9%

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

2005: $0

2006: $9,500

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.
2005: $0

2006: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
2005: $0

2006: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.
2005: $0

2006: $250

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
Date: April 14, 2008

By: /s/ Douglas Tallant
Douglas Tallant, Director and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Date: April 14, 2008

By: /s/ Donald Trapp
Donald Trapp, Director