Form 10KSB
period 2007-12-31
FRIENDLY ENERGY CORP
filed 2008-04-15
CIK 1120434

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

The issuer's revenue for the fiscal year ended December 31, 2007 was $11,018.

On December 31 2007 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $550,000 computed by reference to the price at which the common equity was last transacted on that date.

On December 31, 2007, the issuer had 69,556,783 shares of Common Stock, $0.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check One):YES ☐ NO ☑

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2007. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2008. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2007. FRIENDLY ENERGY CORPORATION HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2007.

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

During the year ended December 31, 2007, Friendly incurred a net loss of $484,269 and as of December 31, 2007 has an accumulated deficit of $4,201,688.

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

ITEM 2. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Friendly Energy Corporation held the following property in the following amounts:

Property	December 31, 2007	December 31, 2006
Cash and equivalents	$728	$1,191
Notes	$319,000	$-0-
Equipment	$2,466	$3,470
LLC Investment	$1,000	$1,000
Asher #1 Well	$103,077	$103,077
Asher #2 Project	$5,008	$-0-
West Peach Project	$52,005	$36,970

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

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. MARKET PRICE FOR THE FRIENDLY ENERGY CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at December 31, 2007 there were approximately 587 holders of the outstanding shares of the Friendly Energy Corporation's $0.001 par value common stock. Friendly Energy Corporation participates in the PinkSheets Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "FDEG". The Friendly Energy Corporation's common stock has closed at:

Quarter	High	Low
2003 First Quarter	$0.002	$0.002
2003 Second Quarter	$0.002	$0.002
2003 Third Quarter	$0.002	$0.002
2003 Fourth Quarter	$0.002	$0.002
2004 First Quarter	$0.002	$0.002
2004 Second Quarter	$0.010	$0.010
2004 Third Quarter	$0.001	$0.001
2004 Fourth Quarter	$0.001	$0.001
2005 First Quarter	$0.060	$0.042
2005 Second Quarter	$0.065	$0.055
2005 Third Quarter	$0.078	$0.063
2005 Fourth Quarter	$0.051	$0.040
2006 First Quarter	$0.188	$0.050
2006 Second Quarter	$0.120	$0.055
2006 Third Quarter	$0.135	$0.060
2006 Fourth Quarter	$0.079	$0.040
2007 First Quarter	$0.069	$0.020
2007 Second Quarter	$0.105	$0.036
2007 Third Quarter	$0.065	$0.032
2007 Fourth Quarter	$0.032	$0.010

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

Common Stock . Friendly Energy Corporation is authorized to issue 100,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Friendly Energy Corporation constitute equity interests in Friendly Energy Corporation entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. As of December 31, 2007, 69,556,783 shares of the Friendly Energy Corporation's common stock were issued and outstanding.

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

Sales of Securities

2007 Stock Transactions

During the year ended December 31, 2007, the Company issued:

a)	On February 22, 2007, 500,000 common shares were sold to a non-related party for $25,000.
b)	On June 1, 2007, 8,900,000 common shares were sold on notes for $178,000.
c)	On August 16, 2007, 4,700,000 common shares were sold on a note for $94,000.
d)	On October 1, 2007, 4,700,000 common shares were sold on a note for $47,000.
e)	On October 4, 2007, 400,000 shares were sold to a non-related party for $10,000.

2007 Stock Options

During 2007, 5,000,000 stock options were granted to Douglas Tallant and 2,500,000 stock options were granted to Donald Trapp.

The terms of these options were set as follows: Fair market value $0.010 (recognizing any options exercised would result in restricted shares); 50% vests after 6 months after the date of grant and the remaining 50% vests after one year; all options expire after 10 years.

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

Liquidity and Capital Resources.

For the year ended December 31, 2007, we had total assets of $483,184, compared to total assets in 2006 of $145,708. The increase in assets was mainly due to the sale of common shares for notes. At December 31, 2007, we had current liabilities of $987,943 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loans payable. At December 31, 2006 we had current liabilities of $1,457,662. The decrease in liabilities was due primarily to converting some deferred salaries to shares. At December 31, 2007, we had a working capital deficiency of $504,759 (2006 - $1,311,954).

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

Results of Operations

We realized revenue from operations for the first time in 2007; $11,018 was received from the Asher #1 oil well. During the year ended December 31, 2007 the loss from operations is $484,269 (2006 - $824,586). This decrease in loss was due primarily to the fact that there were no intangible drilling costs in 2007. From inception to December 31, 2007 Friendly Energy Corporation has incurred cumulative net losses of $4,201,688.

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

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
April 13, 2008

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$268	$748
Advances	360	443
Total current assets	628	1,191
Other Assets
Property and equipment, net	2,466	3,470
Investment	1,000	1,000
Notes	319,000
Asher #1 Oil Well	103,077	103,077
Asher #2 Project	5,008
West Peach Project	52,005	36,970
Total Other Assets	482,556	144,517

Total Assets	$483,184	$145,708

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
Accounts Payable	$158,419	$123,747
Payroll Tax Liabilities	83,085	70,285
Judgement payable	196,074	177,489
Deferred Salaries	348,000	506,000
Interest Payable	143,710	69,282
Loan Payable	51,569	482,981
Loans Payable-Related Parties	7,086	27,878
Total current liabilities	987,943	1,457,662

Total liabilities	987,943	1,457,662
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized, 69,556,783 and 43,593,893 shares, respectively, issued and outstanding	69,557	43,594
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 9,545,856 and 1,259,923 shares, respectively, issued and outstanding	9,546	1,260
Additional paid-in capital	3,617,826	2,360,611
Accumulated deficit in the develoment stage	(4,201,688)	(3,717,419)
Total stockholders' deficit	(504,759)	(1,311,954)

Total liabilities and stockholders' deficit	$483,184	$145,708

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2007	For the year ended December 31, 2006	From Inception January 7, 1993) through December 31, 2007

Revenue	$11,018	$-	$11,018

Operating expenses
Amortization Expense	-	-	30,000
Depreciation	1,004	1,821	43,362
Dry Hole Cost	1,348	86,809	88,157
Intangible Drilling Costs	17,953	315,253	333,206
Legal Fees	5,907	4,625	75,735
Officer Wages	241,000	264,000	747,000
Oil Well Operations Cost	6,111	472	6,583
Payroll Expenses	12,800	18,348	259,045
Professional Fees	5,962	19,884	569,801
Rent	-	-	237,406
Stock Based Compensation	93,484	24,929	553,167
Telephone	5,451	10,179	46,005
Travel & Entertainment	5,951	8,279	140,837
General and administrative	5,303	13,389	177,205

Total operating expenses	402,274	767,988	3,307,509

Loss from operations	(391,256)	(767,988)	(3,296,491)

Other income (expenses):
Other income	-	-	452
Forgiveness of Debt	-	-	(122,765)
Impairment Loss on Asset	-	-	(442,800)
Interest Expense	(93,013)	(56,598)	(230,084)
Lawsuit Judgement	-	-	(110,000)
Total other income (expenses)	(93,013)	(56,598)	(905,197)

Loss before provision for income taxes	(484,269)	(824,586)	(4,201,688)
Provision for income taxes	-	-	-

Net loss	$(484,269)	$(824,586)	$(4,201,688)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.26)

Basic and diluted weighted average common shares outstanding	56,575,338	38,585,433	15,990,429

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORPORATION
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

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(914,511)	(914,511)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,568,330)	336,805

Net loss	0	0	0	0	0	(584,851)	(584,851)

Balance at December 31, 2001	12,684,973	12,685	484,181	484	1,891,966	(2,153,181)	(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654

Net loss	0	0	0	0	0	(12,371)	(12,371)

Balance at December 31, 2002	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,165,552)	(111,763)

Net loss	0	0	-	0	0	(24,215)	(24,215)

Balance, December 31, 2003	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,189,767)	(135,978)

Net loss	0	0	0	0	0	(11,795)	(11,795)

Balance, December 31, 2004	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	400,000	400	0	0	9,600	0	10,000

Common shares issued for servicees, $0.05 per share	250,000	250	0	0	12,250	0	12,500

Common shares issued to officers and directors for services, $0.04 per share	500,000	500	0	0	19,500	0	20,000

Preferred shares issued to officers and directors for services, $0.40 per share	0	0	450,000	450	179,550	0	180,000

Conversion of preferred stock	19,742,000	19,742	(1,974,200)	(1,974)	(17,768)	0	0

Issuance of stock options to two officers	0	0	0	0	24,929	0	24,929

Net loss	0	0	-	0	0	(691,271)	(691,271)

Balance, December 31, 2005	33,576,973	$33,577	1,933,061	$1,933	$2,265,708	($2,892,833)	($591,615)

Common shares issued for cash, $0.05	500,000	500	-	-	24,500		25,000

Conversion of preferred stock	9,516,920	9,517	(951,692)	(952)	(8,565)	-	-

Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	24,929

Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	54,318

Net Loss	-	-	-	-	-	(824,586)	(824,586)

Balance, December 31, 2006	43,593,893	43,594	1,259,923	1,260	2,360,611	(3,717,419)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	470,000

Common shares issued for notes $0.020	18,300,000	18,300	-	-	300,700		319,000

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	93,484

Common shares issued for cash, $0.05	500,000	500	-	-	24,500		25,000

Common shares issued for cash, $0.025	400,000	400	-	-	9,580		9,980

Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	374,000

Conversion of preferred stock	6,762,890	6,763	(676,289)	(676)	(6,087)	-	-

Net Loss	-	-	-	-	-	(484,269)	(484,269)

Balance, December 31, 2007	69,556,783	69,557	9,545,856	9,546	3,617,826	(4,201,688)	(504,759)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 7, 1993)
	For the year ended	For the year ended	through
	December 31, 2007	December 31, 2006	December 31, 2007
Cash flows from operating activities:
Net loss	$(484,269)	(824,586)	(5,029,953)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,004	1,821	43,362
Stock Based Compensation	93,484	24,929	553,167
Impairment Loss	-	-	442,800
Changes in operating assets and liabilities:
Accounts Payable	34,672	49,444	158,467
Advances	83	(443)	(360)
Judgement payable	18,585	16,823	145,408
Interest Payable	74,428	39,775	194,376
Notes	(319,000)		(319,000)
Payroll Liabilities	12,800	18,348	86,764
Deferred Salaries	241,000	264,000	747,000
Loans Payable	18,588	482,981	501,569
Loans Payable-Related Parties	(791)	47,861	81,405
Net cash used by operating activities	(309,416)	120,953	(2,394,995)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,110)	(45,828)
Investment	-	(1,000)	(1,000)
Asher #1 Oil Well	-	(103,077)	(103,077)
Asher #2 Project	(5,008)	-	(5,008)
West Peach Project	(15,035)	(36,970)	(52,005)
Net cash used by investing activities	(20,043)	(145,157)	(206,918)

Cash flows from financing activities:
Proceeds from issuance of common stock	328,980	25,000	441,990
Proceeds on borrowings from related parties		-	1,335,654
Net cash provided by financing activities	328,980	25,000	1,777,644

Net increase in cash	(479)	796	(824,269)

Cash, beginning of period	748	(48)	700

Cash, end of period	$269	$748	$(823,569)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

Going concern– The Company incurred net losses of approximately $4,201,688 from the period of January 7, 1993 (Date of Inception) through December 31, 2007 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

FRIENDLY ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Net loss per common share– The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from January 7, 1993 (Date of Inception) through December 31, 2007, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Stock-Based Compensation — The Company follows SFAS No. 123(R), Accounting for Stock-Based Compensation, and accordingly has expensed the fair value of the stock options which vested during the period and is reflected in the net loss for the period.

The following table represents the effect on net loss and loss per share for the Company.

	2007	2006

Net loss as reported	$(484,269)	$(824,586)
Add: Stock-based employee compensation expense included in reported loss, net of related tax effects	62,322	24,929
Deduct: Total stock-based employee compensation expense determined under fair value based methods of all awards, net of related tax effects.	$(62,322)	$(24,929)

Proforma net loss	$(484,269)	$(824,586)

Net loss per common share	$(0.01)	$(0.02)

Basic and diluted loss, pro forma	$(0.01)	$(0.02)

Concentration of risk– A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Tallant and Donald Trapp. Should they determine to no longer finance the operations of the company before new capital is raised, it may be unlikely for the company to continue.

FRIENDLY ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Revenue recognition– The Company has had revenues of $11,019 to date from its operations. Revenue is recognized as it is received.

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

2.	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2007 and 2006:

	2007	2006
Furniture and fixtures	$20,102	$20,102
Computers and equipment	25,726	25,726
	45,828	45,828
Less: accumulated depreciation	(43,362)	(42,358)
Net Furniture, fixtures, computers & equipment	2,466	3,470
LLC Investment	1,000	1,000
West Peach Exploration Costs	52,005	36,970
Asher #1 Oil Well	103,077	103,077
Asher #2 Exploration Costs	5,008	0
Total Fixed Assets	163,556	144,517

The company will use percentage depletion as amortization for the Asher #1 Oil Well. While there was a small amount of revenue from the well in 2007, no depletion is taken in 2007 because depletion is limited to 65% of taxable income from all sources and our taxable income for 2007 is zero.

3.	RELATED PARTY TRANSACTIONS

In 2007, the officers agreed with the Company to defer their salaries totaling $241,000, see note 7.

As of December 31, 2007 and 2006, loans payable from related parties consists of the following:

	2007	2006
Notes payable from officers of the Company bearing interest at 8% unsecured and due on demand	$7,086	$7,877

Note payable from an officer of the Company bearing interest at 8%, unsecured and due on demand	0	20,000
	$7,086	$27,877

FRIENDLY ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.	OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $83,085 and $70,285 for the years ended December 31, 2007 and 2006, respectively. $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service. $45,817 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $241,000 and 264,000 for the years ended December 31, 2007 and 2006, respectively.

The company has accrued interest in the amount of $143,710 and $69,282 for the years ended December 31, 2007 and 2006, respectively. The accrued interest includes interest on unpaid payroll taxes and related party loans.

The company borrowed $482,981 in 2006 from another company for the drilling and completion of wells and other operational expenses. An additional $18,588 was borrowed in 2007. The total loan amount was reduced by $450,000 in 2007 as payment for 5,000,000 preferred shares. A promissory note for the balance of $51,569 has been issued bearing interest at 10% unsecured and due December 2008.

5.	STOCKHOLDERS’ DEFICIT

  Common Shares: As of December 31, 2007 and 2006 there were 69,556,783 and 43,593,893 shares of common stock outstanding.

a)	In 1993, the company issued 63,750 shares of common stock for cash at $0.016 per share to officers and directors.
b)
On June 2, 1996, in connection with the acquisition of the Company by Granite Development Corporation ("Granite"), the Company cancelled all outstanding shares of common stock and issued a total of 2,500,000 shares to Granite for consideration of $10.

c)	In 1996, 500,000 common shares were converted to 50,000 shares of preferred stock.
d)	In 1997, the Company issued 15,223 shares of common stock relating to the spin out from Granite Development Corporation.
e)	On April 21, 1997, the company issued 21,875 shares of common stock for cash at $0.685 per share to officers and directors.
f)	On July 31, 1997, the company issued 37,500 shares of common stock for cash at $0.80 per share.
g)	On August 14, 1997, the company issued 21,875 shares of common stock for cash at $0.685 per share to officers and directors.
h)	From February 18, 1998, through March 16, 1998, a total of 9,750 shares of common stock were sold for cash pursuant to Regulation D, Rule 504 offering at $1.74 per share.
i)	On October 29, 1998, 625,000 shares of common stock were issued for cash at $0.004.
j)	On October 30, 1998, 8,000,000 shares of common stock were issued as a result of the conversion of 800,000 preferred shares.
k)	On November 11, 1998, the company issued 2,000,000 shares of common stock for cash at $0.004 per share.
l)	During 1999, the company cancelled 46,250 shares of common stock.
m)	On March 29, 2005, 1,200,000 shares of the company’s preferred stock were converted to 1,200,000 shares of common stock.
n)	On May 28, 2005, 528,000 shares of the company’s preferred stock were converted to 5,280,000 shares of common stock.
o)	On June 22, 2005, 122,000 shares of the company’s preferred stock were converted to 1,220,000 shares of common stock.
p)	On July 1, 2005, the company issued 250,000 shares of common stock at $0.05 per share for services.
q)	On July 7, 2005, 5000 shares of the company’s preferred stock were converted to 50,000 shares of common stock.

FRIENDLY ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

r)	On August 8, 2005, 300,000 shares of the company’s preferred stock were converted to 3,000,000 shares of common stock.
s)	On August 23, 2005, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
t)	On August 30, 2005, the company issued 500,000 shares of common stock as a sign-up bonus to an officer of the company valued at $0.04 per share.
u)	On September 19, 2005, 146,200 shares of the company’s preferred stock were converted to 1,462,000 shares of common stock.
v)	On September 29, 2005, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
w)	On October 14, 2005, 3,000 shares of the company’s preferred stock were converted to 30,000 shares of common stock.
x)	On October 31, 2005, the Company issued 400,000 shares of common stock for cash at $0.025 per share.
y)	On November 3, 2005, 300,000 shares of the company’s preferred stock were converted to 3,000,000 shares of common stock.
z)	On December 5, 2005, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
aa)	On January 9, 2006, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
bb)	On February 10, 2006, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
cc)	On March 1, 2006, 150,000 shares of the company’s preferred stock were converted to 1,500,000 shares of common stock.
dd)	On March 6, 2006, 496,692 shares of the company’s preferred stock were converted to 4,966,920 shares of common stock.
ee)	On July 18, 2006, the Company issued 500,000 shares of common stock for cash at $0.050 per share.
ff)	On August 11, 2006, 5,000 shares of the company’s preferred stock were converted to 50,000 shares of common stock.
gg)	On February 22, 2007, the Company issued 500,000 shares of common stock for cash at $0.050 per share.
hh)	On May 8, 2007, 350,000 shares of the company’s preferred stock were converted to 3,500,000 shares of common stock.
ii)	On June 1, 2007, the Company issued 8,900,000 shares of common stock for notes at $0.02 per share.
jj)	On July 17, 2007, 100,000 shares of the company’s preferred stock were converted to 1,000,000 shares of common stock.
kk)	On August 16, 2007, the Company issued 4,700,000 shares of common stock for notes at $0.02 per share.
ll)	On August 30, 2007, 226,289 shares of the company’s preferred stock were converted to 2,262,890 shares of common stock.
mm)	On October 1, 2007, the Company issued 4,700,000 shares of common stock for notes at $0.02 per share.
nn)	On October 4, 2007, the Company issued 400,000 shares of common stock for cash at $0.025 per share.

Preferred Shares: Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock. The board of directors has not specified any other rights or privileges with respect to the preferred stock.

As of December 31, 2007 and 2006 there were 9,545,856 and 1,259,923 shares of preferred stock outstanding.

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

s)	October 4, 2000, the company issued 59,621 shares of preferred stock in stock in satisfaction of debt valued at $3.69 per share.
t)	On October 16, 2000, the company issued 10,000 shares of preferred stock for a sign up bonus valued at $3.69 per share.
u)	On January 8, 2002, the company issued 120,000 shares of preferred stock in stock in satisfaction of debt valued at $0.05 per share.
v)	On March 5, 2002, the company issued 701,200 shares of preferred stock in stock in satisfaction of debt valued at $0.05 per share.
w)	On March 5, 2002, the company issued 551,880 shares of preferred stock in stock in satisfaction of debt owed to an officer of the company valued at $0.05 per share.
x)	On June 6, 2002, the company issued 1,600,000shares of preferred stock in stock in satisfaction of debt valued at $0.05 per share.
y)	On April 21, 2005, the company issued 450,000 shares of preferred stock to two officers of the company for services valued at $0.40.
z)	On September 29, 2006, the company issued 278,554 shares of preferred stock in stock in satisfaction of debt valued at $0.195 per share.
aa)	On March 10, 2007, the company issued 5,222,222 shares of preferred stock in stock in satisfaction of debt valued at $0.090 per share.
bb)	On December 28, 2007, the company issued 3,740,000 shares of preferred stock to two officers of the company for services valued at $0.10.

During 2007, as noted above in the common shares section, 676,289 shares of preferred stock were converted to 6,762,890 shares of common stock.

FRIENDLY ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During 2000, 11,000 shares of preferred stock were cancelled. As of December 31, 2007 the issue was not completely resolved and the stock agent had not received the returned share certificates. Therefore the 11,000 shares are still reflected in the preferred stock balance.

6.	STOCK OPTIONS

In 2007, the Company granted stock options for 7,500,000 common shares to its officers on December 28, 2007. The option price is $0.010. 50% vest after six months from the date of the grant and the remaining 50% vest after one year. All options expire ten years from the date of grant. The Company may issue additional stock options in the future.

The following table summarizes the Company’s stock option activity.

	Number	Weighted
	of	Average
	Shares	Exercise Price
Balance, December 31, 2005	1,000,000	$.05
Options granted and assumed	1,500,000.0625
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, December 31, 2006	—	$—
Options granted and assumed	7,500,000.010
Options expired	—	—
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2007	10,000,000	$.0219

The Company estimates the fair value of these options granted to the officers by using the Black-Scholes option pricing-model with the following assumptions used for grants in 2007 using specific grant dates; no dividend yield; expected volatility of 185%; risk free interest rates of 3.50%; and expected life of 10 years for all employee stock options. Accordingly, the Company valued the services under SFAS No. 123R relating to stock options for $74,787 as of December 31, 2007. All of the options granted in 2006 vested in 2007; $62,322 was taken as an expense in 2007.

The following table summarizes information about options granted during the year ended December 31, 2007:

Exercise Price
Equals, Exceeds or
Number of	is Less Than Mkt.	Weighted			Weighted
Options Granted	Price of Stock	Average	Range of		Average
During 2007	on Grant Date	Exercise Price	Exercise Price		Fair Value
—	Equals	$—	$	— to $ —	$—
—	Exceeds	$—	$	— to $ —	$—
7,500,000	Less Than	$0.010		$0.010 to $0.010	$0.010

7,500,000		$0.010		$0.010 to $0.010	$0.010

FRIENDLY ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.	COMMITMENTS AND CONTINGENCIES

Employment contracts–

Douglas Tallant – The Company entered into an employment agreement with Douglas Tallant effective January 1, 2007. Pursuant to the terms of the agreement, Mr. Tallant is to be paid an annual salary of $180,000 in consideration of which Mr. Tallant agreed to act as the Company’s President. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.

Tim DeHerrera – The Company entered into an employment agreement with Tim DeHerrera effective January 1, 2007. Pursuant to the terms of the agreement, Mr. Herrera is to be paid an annual salary of $12,000 in consideration of which Mr. Herrera agreed to act as the Company’s Vice President. Mr. DeHerrera resigned on Feburary 1, 2007.

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

In 2005, a vendor received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084. The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000. The transaction has been recorded on the financial statements along with accrued interest of $86,074. The total of $196,074 is reported in the liability section of the balance sheet.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management's assessment of the effectiveness of the Company's internal control over the financial reporting period ended December 31, 2007 has been audited by our auditors, an independent registered public accounting firm, as stated in their report included herein.

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

1. Officers and Directors of the Company

			DATE OF APPOINTMENT
NAME	AGE	POSITION	TO BOARD OF DIRECTORS
Douglas Tallant	63	President & Director	February 6, 2002
Donald Trapp	68	CFO, Secretary, Treasurer & Director	February 8, 2005

The chart above specifies Friendly Energy Corporation's officers and directors as of December 31, 2007.

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

ITEM 10. EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Name of Individual or	Capacities in which	Aggregate Remuneration
Identity of Group	Remuneration was received	For 2005	For 2006	For 2007
Douglas Tallant	President and Director	$132,000	$144,000	$180,000
Donald Trapp	Director, Secretary &Treasurer	$55,000	$60,000	$60,000
Tim DeHerrera	Vice President	$55,000	$60,000	$1,000

The compensation in 2005 through 2006 was paid as deferred salaries.

Stock Based Compensation. During the year ended December 31, 2007, $93,484 in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock granted to officers, directors, employees using the Black-Scholes option pricing model. We do expect further stock based compensation in 2007.

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

Name of	Address of		Amount of Shares	% of Outstanding
Beneficial Holder	Beneficial Holder		Beneficially Owned	Common Stock

Douglas Tallant President /Director		(1)	39,416	0.1%

Donald Trapp Director		(1)	439,533	0.6%

Tim DeHerrera		(1)	767,000	1.1%

All directors and Officers as a group			1,245,949	1.8%

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
2006: $9,500
2007: $0

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.
2006: $0
2007: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
2006: $0
2007: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.
2006: $250
2007: $0

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