Form 10QSB
period 2008-03-31
FRIENDLY ENERGY EXPLORATION
filed 2008-05-14
CIK 1120434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2008

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-31423

FRIENDLY ENERGY EXPLORATION

(Exact name of Small Business Issuer as specified in its charter)

Nevada	91-1832462
(State of incorporation)	(I.R.S. employer identification no.)

502 North Division Street, Carson City, NV	89703
(Address of principal executive offices)	(Zip code)

702-953-0411

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:  YES ☒   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐   NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 7, 2008, there were 9,348,790 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this Form 10-QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the Financial Statements present fairly the financial condition of the Company.

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
Unaudited

	March 31, 2008	December 31, 2007
		(Restated)

ASSETS

Current assets
Cash and cash equivalents	$124	$268
Advances	264	360
Total current assets	388	628

Other Assets
Property and equipment, net	2,261	2,466
Investment	1,000	1,000
Notes	319,000	319,000
Asher #1 Oil Well	103,077	103,077
Asher #2 Project	5,008	5,008
West Peach Project	52,005	52,005
Total Other Assets	482,351	482,556

Total Assets	$482,739	$483,184

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$157,146	$158,419
Payroll Tax Liabilities	87,675	83,085
Judgement payable	201,017	196,074
Deferred Salaries	408,000	348,000
Interest Payable	156,302	143,710
Loan Payable	52,113	51,569
Loans Payable-Related Parties	8,830	7,086
Total current liabilities	1,071,083	987,943

Total liabilities	1,071,083	987,943

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 2,783,250 and 2,782,271 shares,
respectively, issued and outstanding	2,783	2,782
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 9,545,856 and 9,545,856 shares,	9,546	9,546
respectively, issued and outstanding
Additional paid-in capital	3,684,600	3,684,601
Accumulated deficit in the development stage	(4,285,274)	(4,201,688)
Total stockholders' deficit	(588,345)	(504,759)

Total liabilities and stockholders' deficit	$482,738	$483,184

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
CONSOLIDATED
STATEMENTS OF OPERATIONS
Unaudited

			From Inception
	For the	For the	(January 7, 1993)
	Three Months Ended	Three Months Ended	through
	March 31, 2008	March 31, 2007	March 31, 2008
		(Restated)	(Restated)

Revenue	$5,035	$-	$16,053

Operating expenses
Amortization Expense	-	-	30,000
Depreciation	206	300	43,568
Dry Hole Cost	-	702	88,157
Intangible Drilling Costs	-	17,953	333,206
Legal Fees	800	567	76,535
Officer Wages	60,000	61,000	807,000
Oil Well Operations Cost	3,157	1,321	9,740
Payroll Expenses	4,590	3,978	263,635
Professional Fees	1,310	336	571,111
Rent	-	-	237,406
Stock Based Compensation	-	46,742	553,167
Telephone	142	2,574	46,147
Travel & Entertainment	569	1,155	141,406
General and administrative	312	413	177,517

Total operating expenses	71,086	137,041	3,378,595

Loss from operations	(66,051)	(137,041)	(3,362,542)

Other income (expenses):
Other income	-	-	452
Forgiveness of Debt	-	-	(122,765)
Impairment Loss on Asset	-	-	(442,800)
Interest Expense	(17,535)	(28,721)	(247,619)
Lawsuit Judgement	-	-	(110,000)
Total other income (expenses)	(17,535)	(28,721)	(922,732)

Loss before provision for income taxes	(83,586)	(165,762)	(4,285,274)
Provision for income taxes	-	-	-

Net loss	$(83,586)	$(165,762)	$(4,285,274)

Basic and diluted loss per common share	$(0.03)	$(0.09)	$(6.35)

Basic and diluted weighted average
common shares outstanding	2,782,347	1,751,978	674,759

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Restated for 25-for-1 Reverse Stock Split 3/24/2008
Unaudited
					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares (Restated)	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 7, 1993 (Date of inception)	0	$0	0	$0	$0	$0	$0

Common shares issued to officers & directors for cash, $0.016 per share	2,550	3	0	0	997	0	1,000

Net loss	0	0	0	0	0	(1,000)	(1,000)

Balance at December 31, 1993, 1994, and 1995	2,550	3	0	0	997	(1,000)	0

Common shares cancelled	(2,550)	(3)	0	0	3	0	0

Common shares issued for cash, $0.00 per share	100,000	100	0	0	(90)	0	10

Conversion to preferred stock	(20,000)	(20)	50,000	50	(30)	0	0

Net loss	0	0	0	0	0	(10)	(10)

Balance at December 31, 1996	80,000	80	50,000	50	880	(1,010)	0

Common shares issued relating to spin-out	609	1	0	0	(1)	0	0

Common shares issued for cash, $0.80 per share	1,500	1	0	0	29,999	0	30,000

Common shares issued to officers and directors for cash, $0.685 per share	1,750	2	0	0	29,998	0	30,000

Preferred shares issued to officers and directors for services, $0.04 per share	0	0	750,000	750	29,250	0	30,000

Net loss	0	0	0	0	0	(63,266)	(63,266)

Balance at December 31, 1997	83,859	84	800,000	800	90,126	(64,276)	26,734

Common shares issued for cash, $1.74 per share	390	0	0	0	17,000	0	17,000

Common shares issued to officers and directors for services, $0.004	105,000	105	0	0	10,395		10,500

Conversion of preferred stock	320,000	320	(800,000)	(800)	480	0	0

Net loss	0	0	0	0	0	(33,234)	(33,234)

Balance at December 31, 1998	509,249	509	0	0	118,001	(97,510)	21,000

Cancellation of common stock	(1,850)	(2)	0	0	2	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(556,309)	(556,309)

Balance at December 31, 1999	507,399	507	151,883	152	678,301	(653,819)	25,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Restated for 25-for-1 Reverse Stock Split 3/24/2008
Unaudited

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares (Restated)	Amount	Shares	Amount	Capital	Deficit	Deficit
Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(914,511)	(914,511)

Balance at December 31, 2000	507,399	507	484,181	484	1,904,144	(1,568,330)	336,805

Net loss	0	0	0	0	0	(584,851)	(584,851)

Balance at December 31, 2001	507,399	507	484,181	484	1,904,144	(2,153,181)	(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654

Net loss	0	0	0	0	0	(12,371)	(12,371)

Balance at December 31, 2002	507,399	507	3,457,261	3,457	2,049,825	(2,165,552)	(111,763)

Net loss	0	0	-	0	0	(24,215)	(24,215)

Balance, December 31, 2003	507,399	507	3,457,261	3,457	2,049,825	(2,189,767)	(135,978)

Net loss	0	0	0	0	0	(11,795)	(11,795)

Balance, December 31, 2004	507,399	507	3,457,261	3,457	2,049,825	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	16,000	16	0	0	9,984	0	10,000

Common shares issued for servicees, $0.05 per share	10,000	10	0	0	12,490	0	12,500

Common shares issued to officers and directors for services, $0.04 per share	20,000	20	0	0	19,980	0	20,000

Preferred shares issued to officers and directors for services, $0.40 per share	0	0	450,000	450	179,550	0	180,000

Conversion of preferred stock	789,680	790	(1,974,200)	(1,974)	1,185	0	0

Issuance of stock options to two officers	0	0	0	0	24,929	0	24,929

Net loss	0	0	-	0	0	(691,271)	(691,271)

Balance, December 31, 2005	1,343,079	$1,343	1,933,061	$1,933	$2,297,942	($2,892,833)	($591,615)

Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000

Conversion of preferred stock	380,677	381	(951,692)	(952)	571	-	-

Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	24,929

Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	54,318

Net Loss	-	-	-	-	-	(824,586)	(824,586)

Balance, December 31, 2006	1,743,756	1,744	1,259,923	1,260	2,402,461	(3,717,419)	(1,311,954)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Restated for 25-for-1 Reverse Stock Split 3/24/2008
Unaudited

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares (Restated)	Amount	Shares	Amount	Capital	Deficit	Deficit
Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	470,000

Common shares issued for notes $0.020	732,000	732	-	-	318,268		319,000

Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	93,484

Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000

Common shares issued for cash, $0.025	16,000	16	-	-	9,964		9,980

Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	374,000

Conversion of preferred stock	270,516	271	(676,289)	(676)	406	-	-

Net Loss	-	-	-	-	-	(484,269)	(484,269)

Balance, December 31, 2007	2,782,271	2,782	9,545,856	9,546	3,684,601	(4,201,688)	(504,759)

Common shares issued relating to reverse stock split (shareholders with less than 25 old shares)	979	1	-	-	(1)	-	-

Net Loss for the 3 mo. ended March 31, 2008	-	-	-	-	-	(83,586)	(83,586)

Balance, March 31, 2008	2,783,250	2,783	9,545,856	9,546	3,684,600	(4,285,274)	(588,345)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			From Inception
	For the	For the	(January 7, 1993)
	Three Months Ended	Three Months Ended	through
	March 31, 2008	March 31, 2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(83,586)	(165,762)	(4,285,274)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	206	300	43,568
Stock Based Compensation	-	-	553,167
Impairment Loss	-	-	442,800
Changes in operating assets and liabilities:			-
Accounts Payable	(1,273)	39,188	157,194
Advances	97	-	(264)
Judgement payable	4,943	4,474	201,017
Interest Payable	12,592	24,247	156,302
Notes	-	(198,000)	(319,000)
Payroll Liabilities	4,590	3,978	87,675
Deferred Salaries	60,000	36,000	408,000
Loans Payable	544	(446,302)	52,113
Net cash used by operating activities	(1,887)	(701,877)	(2,502,702)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(45,828)
Investment	-	-	(1,000)
Asher #1 Oil Well	-	-	(103,077)
Asher #2 Project	-	(5,008)	(5,008)
West Peach Project	-	(15,035)	(52,005)
Net cash used by investing activities	-	(20,043)	(206,918)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	249,742	563,031
Proceeds from issuance of preferred stock	-	470,000	2,137,883
Proceeds on borrowings from related parties	1,744	1,492	8,830
Net cash provided by financing activities	1,744	721,234	2,709,744

Net increase in cash	(143)	(686)	124

Cash, beginning of period	267	747	-

Cash, end of period	$124	$61	$124

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
Unaudited

1.    DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Interim Financial Statements - The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Description of business and history - Friendly Energy Exploration, Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993. The company was originally in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market. The Company is now in the business of oil and gas exploration. The Company operations have been limited to general administrative operations and participation in the drilling of two oil wells. It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

Going concern - The Company incurred net losses of approximately $4,285,274 from the period of January 7, 1993 (Date of Inception) through March 31, 2008 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company’s yearend is December 31.

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

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from January 7, 1993 (Date of Inception) through March 31, 2008, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Concentration of risk - A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Tallant and Donald Trapp. Should they determine to no longer finance the operations of the company before new capital is raised, it may be unlikely for the company to continue.

Revenue recognition - The Company has had revenues of $16,053 to date from its operations. Revenue is recognized as it is received.

Inventory valuation - At this time the Company is not expected to hold inventory.

Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

2.    FIXED ASSETS

Fixed assets consist of the following as of March 31, 2008 and 2007:

	Three Months Ended 2008	Three Months Ended 2007
Furniture and fixtures	$20,102	$20,102
Computers and equipment	25,726	25,726
	45,828	45,828
Less: accumulated depreciation	(43,567)	(42,657)
Net Furniture, fixtures, computers & equipment	2,261	3,171
LLC Investment	1,000	1,000
West Peach Exploration Costs	52,005	52,005
Asher #1 Oil Well	103,077	103,077
Asher #2 Exploration Costs	5,008	5,008
Total Fixed Assets	163,351	164,261

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The company will use percentage depletion as amortization for the Asher #1 Oil Well. While there was a small amount of revenue from the well in the period ending March 31, 2008, no depletion is taken because depletion is limited to 65% of taxable income from all sources and our taxable income for the three months ending March 31, 2008 is zero.

3.     RELATED PARTY TRANSACTIONS

For the three months ending March 31, 2008, the officers agreed with the Company to defer their salaries totaling $60,000, see note 7.

As of March 31, 2008 and 2007, loans payable from related parties consists of the following:

	March 31, 2008	March 31, 2007
Notes payable from officers of the Company bearing interest at 8% unsecured and due on demand	$8,830	$8,165

4.     OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $87,675 and $74,263 for the three months ended March 31, 2008 and 2007, respectively. $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service. $50,407 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $348,000 and 506,000 through March 31, 2008 and 2007, respectively.

The company has accrued interest in the amount of $156,302 and $82,480 through March 31, 2008 and 2007, respectively. The accrued interest includes interest on unpaid payroll taxes and related party loans.

The company borrowed $51,569 in 2006 and 2007 from another company for the drilling and completion of wells and other operational expenses. A promissory note has been issued bearing interest at 10% unsecured and due December 2008. An additional $944 has been borrowed in the three months ending March 31, 2008.

5.     STOCKHOLDERS’ DEFICIT

 Common Shares: As of December 31, 2007 there were 2,782,271 of common stock outstanding (restated for 25-for-1 reverse split in March 2008). The only Company’s stockholders’ activity during the three months ended March 31, 2006 was a 25-for-1 reverse stock split on March 24, 2008 in which 979 additional shares were issued to share holders who held less than 25 shares before the reverse split. There was no effect on stockholders’ equity.

The total of outstanding and issued common shares at March 31, 2008 and 2007 was 2,783,250 and 1,763,756 (restated for 25-for-1 reverse split in March 2008).

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Preferred Shares: Each share of preferred stock is convertible into ten shares of common stock, has voting rights equal to ten shares of common stock, and is not affected by any reverse split of the common stock. The board of directors has not specified any other rights or privileges with respect to the preferred stock.

There was no changes in preferred shares in the three months ending March 31, 2008. The total of outstanding and issued preferred shares at March 31, 2008 and 2007 was 9,545,856 and 1,259,923.

6.     STOCK OPTIONS

No stock options were granted or vested during the three months ending March 31, 2008.

7.     LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084. The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000. The transaction has been recorded on the financial statements along with accrued interest of $91,017. The total of $201,017 is reported in the liability section of the balance sheet.

8.     SUBSEQUENT EVENTS

The Company entered into a drilling contract for a 42.5% working interest in an exploratory oil well in the Forest City Basin in Iowa. Drilling commenced in early May.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

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

Our Background
Friendly Energy Exploration was formed under the laws of the State of Nevada on January 7, 1993 under the name Eco-Systems Marketing. Eco-Systems subsequently changed its name to Rama Financial Corporation. Amendments to the Articles of Incorporation were filed changing the corporate name to Friendly Energy Corporation and then, on March 4, 2008, to Friendly Energy Exploration. Friendly Energy Exploration, from its inception in 1993 to 2005, was engaged primarily in establishing itself as an electric service provider to California customers. Friendly Energy Exploration changed its business focus in February 2005 to pursuing oil and gas development opportunities.

Our Business
Friendly Energy Exploration was inactive from 2002 to February 2005, when the company began the process of identifying potential oil and gas prospects for development. The primary focus is on property in established oil fields to minimize any potential risk. We currently hold interests in an oil well and in two oil field prospects in Central Oklahoma.

Our Oil and Gas Properties
Asher Prospect Friendly Energy Exploration drilled and completed a 4,500 foot deep oil well in central Oklahoma through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES). FES owns a 37.5% working interest in the well. The location is on the Asher Prospect, a development/exploratory prospect, located on the western edge of the giant St. Louis Oil Field.
West Peach Creek Prospect Friendly Energy Exploration is planning to drill a 5,400 foot deep well in central Oklahoma through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES). If the geophysicist and operator each purchase a 10% working interest, as expected, then FES will own an 80% working interest in the well. The location is on the West Peach Creek Prospect, a development/exploratory prospect, located on the western edge of the giant St. Louis Oil Field.

Liquidity and Capital Resources.
For period ended March 31, 2008, we had total assets of $482,739, compared to $483,184 total assets for the period ending December 31, 2007. The decrease in assets was mainly due to deferred salaries. At March 31, 2008, we had current liabilities of $1,071,083 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loan payable to related parties. At December 31, 2007 we had current liabilities of $987,943. The increase in liabilities was due primarily to deferred salaries. At March 31, 2008, we had a working capital deficiency of $588,345 compared to $504,759 at December 31, 2007.

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

Results of Operations

We realized revenue from the Asher #1 oil well of $5,035 during the three month period ended March 31, 2008. During this same period, the loss from operations was $71,086 as compared to the same three month period in 2007 the loss was $145,786. This decrease in loss was due primarily to there being no stock based compensation in the three month period ending March 31, 2008. From inception to March 31, 2008, Friendly Energy Exploration has incurred cumulative net losses of $4,285,274.  Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

Friendly Energy Exploration does anticipate some expenditures within the next 12 months for new acquisitions. The Company may elect to raise funds for potential drilling through equity financing or possible joint ventures and participation agreements. If Friendly Energy Exploration is successful in raising anticipated funds the company anticipates a significant change in the number of its employees within the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2008. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2008. No changes in the Company's internal controls over financial reporting occurred during the period ending March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION

The Company changed its name to Friendly Energy Exploration on March 4, 2008; changed its certifying accountant on March 12, 2008; and affected a 25-for-1 reverse split of its common stock on March 24, 2008. These matters have been reported in a Form 8-K filing on April 17, 2008 and amended Form 8-K on May 9, 2008.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

See Item 5.

List of Exhibits

Exhibit 31.1 - Amended Section 906 Certification of Periodic Report of the Chief Executive Officer.
Exhibit 31.2 - Amended Section 906 Certification of Periodic Report of the Chief Financial Officer.
Exhibit 32.1 - Amended Section 302 Certification of Periodic Report of the Chief Executive Officer.
Exhibit 32.2 - Amended Section 302 Certification of Periodic Report of the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY ENERGY EXPLORATION

Date: May 14, 2008

By: /s/ Douglas Tallant

Douglas Tallant, Director and President

Date: May 14, 2008

By: /s/ Donald Trapp

Donald Trapp, Director and Chief Financial Officer