Form 10-Q
period 2008-06-30
FRIENDLY ENERGY EXPLORATION
filed 2008-08-19
CIK 1120434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2008
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by C\checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:  YES☐  NO☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2008, there were 21,568,790 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the Financial Statements present fairly the financial condition of the Company.

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
Unaudited

	June 30, 2008	December 31, 2007
		(Restated)

ASSETS

Current assets
Cash and cash equivalents	$315	$268
Advances	264	360
Total current assets	579	628

Other Assets
Property and equipment, net	2,055	2,466
Investment	1,000	1,000
Notes	319,000	319,000
Asher #1 Oil Well	-	103,077
Asher #2 Project	-	5,008
Red Oak Project	242,000	-
West Peach Project	36,970	52,005
Total Other Assets	601,025	482,556

Total Assets	$601,604	$483,184

IABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$89,990	$158,419
Payroll Tax Liabilities	92,265	83,085
Judgement payable	206,084	196,074
Deferred Salaries	468,000	348,000
Interest Payable	136,292	143,710
Loan Payable	304,573	51,569
Loans Payable-Related Parties	18,137	7,086
Total current liabilities	1,315,341	987,943

Total liabilities	1,315,341	987,943

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares authorized, 21,568,790 and 2,782,271 shares, respectively, issued and outstanding	21,569	2,782
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 7,667,302 and 9,545,856 shares, respectively, issued and outstanding	7,667	9,546
Additional paid-in capital	3,667,693	3,684,601
Accumulated deficit in the development stage	(4,411,709)	(4,201,688)
Total stockholders' deficit	(714,780)	(504,759)

Total liabilities and stockholders' deficit	$600,561	$483,184

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
CONSOLIDATED
STATEMENTS OF OPERATIONS
Unaudited

					From Inception
	For the	For the	For the	For the	(January 7, 1993)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
		(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$-	$3,110	$5,035	$3,110	$16,053

Operating expenses
Amortization Expense	-	-	-	-	30,000
Depreciation	206	294	411	593	43,774
Dry Hole Cost	-	646	-	1,348	88,157
Intangible Drilling Costs	-	-	-	17,953	333,206
Legal Fees	50	5,340	850	5,907	76,585
Officer Wages	60,000	60,000	120,000	121,000	867,000
Oil Well Operations Cost	-	1,757	3,157	3,078	9,740
Payroll Expenses	4,590	3,901	9,180	7,880	268,225
Professional Fees	17,708	1,828	19,018	2,164	588,819
Rent	-	-	-	-	237,406
Stock Based Compensation	-	-	-	46,742	553,167
Telephone	141	1,068	283	3,642	46,288
Travel & Entertainment	222	1,849	791	3,004	141,628
General and administrative	30,046	1,310	30,359	4,833	207,563

Total operating expenses	112,963	77,993	184,049	218,144	3,491,558

Loss from operations	(112,963)	(74,883)	(179,014)	(215,034)	(3,475,505)

Other income (expenses):
Other income	-	-	-	-	452
Forgiveness of Debt	-	-	-	-	(122,765)
Impairment Loss on Asset	-	-	-	-	(442,800)
Interest Expense	(13,472)	(20,871)	(31,007)	(49,592)	(261,091)
Lawsuit Judgement	-	-	-	-	(110,000)
Total other income (expenses)	(13,472)	(20,871)	(31,007)	(49,592)	(936,204)

Loss before provision for income taxes	(126,435)	(95,754)	(210,021)	(264,626)	(4,411,709)
Provision for income taxes	-	-	-	-	-

Net loss	$(126,435)	$(95,754)	$(210,021)	$(264,626)	$(4,411,709)

Basic and diluted loss per common share	$(0.01)	$(0.05)	$(0.02)	$(0.14)	$(4.36)

Basic and diluted weighted average
common shares outstanding	8,769,442	1,890,511	8,769,442	1,890,511	1,011,759

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Restated for 25-for-1 Reverse Stock Split 3/24/2008
Unaudited

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares (Restated)	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 7, 1993 (Date of inception)	0	$0	0	$0	$0	$0	$0

Common shares issued to officers & directors for cash, $0.016 per share	2,550	3	0	0	997	0	1,000

Net loss	0	0	0	0	0	(1,000)	(1,000)

Balance at December 31, 1993, 1994, and 1995	2,550	3	0	0	997	(1,000)	0

Common shares cancelled	(2,550)	(3)	0	0	3	0	0

Common shares issued for cash, $0.00 per share	100,000	100	0	0	(90)	0	10

Conversion to preferred stock	(20,000)	(20)	50,000	50	(30)	0	0

Net loss	0	0	0	0	0	(10)	(10)

Balance at December 31, 1996	80,000	80	50,000	50	880	(1,010)	0

Common shares issued relating to spin-out	609	1	0	0	(1)	0	0

Common shares issued for cash, $0.80 per share	1,500	1	0	0	29,999	0	30,000

Common shares issued to officers and directors for cash, $0.685 per share	1,750	2	0	0	29,998	0	30,000

Preferred shares issued to officers and directors for services, $0.04 per share	0	0	750,000	750	29,250	0	30,000

Net loss	0	0	0	0	0	(63,266)	(63,266)

Balance at December 31, 1997	83,859	84	800,000	800	90,126	(64,276)	26,734

Common shares issued for cash, $1.74 per share	390	0	0	0	17,000	0	17,000

Common shares issued to officers and directors for services, $0.004	105,000	105	0	0	10,395		10,500

Conversion of preferred stock	320,000	320	(800,000)	(800)	480	0	0

Net loss	0	0	0	0	0	(33,234)	(33,234)

Balance at December 31, 1998	509,249	509	0	0	118,001	(97,510)	21,000

Cancellation of common stock	(1,850)	(2)	0	0	2	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(556,309)	(556,309)

Balance at December 31, 1999	507,399	507	151,883	152	678,301	(653,819)	25,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Restated for 25-for-1 Reverse Stock Split 3/24/2008
Unaudited

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares (Restated)	Amount	Shares	Amount	Capital	Deficit	Deficit
Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(914,511)	(914,511)

Balance at December 31, 2000	507,399	507	484,181	484	1,904,144	(1,568,330)	336,805

Net loss	0	0	0	0	0	(584,851)	(584,851)

Balance at December 31, 2001	507,399	507	484,181	484	1,904,144	(2,153,181)	(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654

Net loss	0	0	0	0	0	(12,371)	(12,371)

Balance at December 31, 2002	507,399	507	3,457,261	3,457	2,049,825	(2,165,552)	(111,763)

Net loss	0	0	-	0	0	(24,215)	(24,215)

Balance, December 31, 2003	507,399	507	3,457,261	3,457	2,049,825	(2,189,767)	(135,978)

Net loss	0	0	0	0	0	(11,795)	(11,795)

Balance, December 31, 2004	507,399	507	3,457,261	3,457	2,049,825	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	16,000	16	0	0	9,984	0	10,000

Common shares issued for servicees, $0.05 per share	10,000	10	0	0	12,490	0	12,500

Common shares issued to officers and directors for services, $0.04 per share	20,000	20	0	0	19,980	0	20,000

Preferred shares issued to officers and directors for services, $0.40 per share	0	0	450,000	450	179,550	0	180,000

Conversion of preferred stock	789,680	790	(1,974,200)	(1,974)	1,185	0	0

Issuance of stock options to two officers	0	0	0	0	24,929	0	24,929

Net loss	0	0	-	0	0	(691,271)	(691,271)

Balance, December 31, 2005	1,343,079	$1,343	1,933,061	$1,933	$2,297,942	$(2,892,833)	$(591,615)

Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000

Conversion of preferred stock	380,677	381	(951,692)	(952)	571	-	-

Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	24,929

Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	54,318

Net Loss	-	-	-	-	-	(824,586)	(824,586)

Balance, December 31, 2006	1,743,756	1,744	1,259,923	1,260	2,402,461	(3,717,419)	(1,311,954)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Restated for 25-for-1 Reverse Stock Split 3/24/2008
Unaudited

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares (Restated)	Amount	Shares	Amount	Capital	Deficit	Deficit

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	470,000

Common shares issued for notes $0.020	732,000	732	-	-	318,268		319,000

Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	93,484

Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000

Common shares issued for cash, $0.025	16,000	16	-	-	9,964		9,980

Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	374,000

Conversion of preferred stock	270,516	271	(676,289)	(676)	406	-	-

Net Loss	-	-	-	-	-	(484,269)	(484,269)

Balance, December 31, 2007	2,782,271	2,782	9,545,856	9,546	3,684,601	(4,201,688)	(504,759)

Common shares issued relating to reverse stock split (shareholders with less than 25 old shares)	979	1	-	-	(1)	-	-

Net Loss for the 3 mo. ended March 31, 2008	-	-	-	-	-	(83,586)	(83,586)

Balance, March 31, 2008	2,783,250	2,783	9,545,856	9,546	3,684,600	(4,285,274)	(588,345)

Conversion of preferred stock	18,785,540	18,786	(1,878,554)	(1,879)	(16,907)	-	-

Net Loss for the 3 mo. ended June 30, 2008	-	-	-	-	-	(126,435)	(126,435)

Balance, June 30, 2008	21,568,790	21,569	7,667,302	7,667	3,667,693	(4,411,709)	(714,780)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			From Inception
	For the	For the	(January 7, 1993)
	Three Months Ended	Three Months Ended	through
	June 30, 2008	June 30, 2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(126,435)	(95,754)	(4,411,709)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	206	293	43,774
Stock Based Compensation	-	-	553,167
Impairment Loss	-	-	442,800
Changes in operating assets and liabilities:			-
Accounts Payable	(77,163)	(707)	80,031
Advances	-	-	(264)
Judgement payable	5,067	4,587	206,084
Interest Payable	(8,961)	16,284	147,341
Notes	-	(94,000)	(319,000)
Payroll Liabilities	4,590	3,901	92,265
Deferred Salaries	60,000	60,000	468,000
Loans Payable	252,461	9,169	304,574
Net cash used by operating activities	109,765	(96,227)	(2,392,937)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(45,828)
Investment	-	-	(1,000)
Asher #1 Oil Well	103,077	-	-
Asher #2 Project	5,008	-	-
Red Oak Project	(242,000)		(242,000)
West Peach Project	15,035	-	(36,970)
Net cash used by investing activities	(118,880)	-	(325,798)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	94,000	563,031
Proceeds from issuance of preferred stock	-	-	2,137,883
Proceeds on borrowings from related parties	9,306	2,193	18,136
Net cash provided by financing activities	9,306	96,193	2,719,050

Net increase in cash	191	(34)	315

Cash, beginning of period	124	62	-

Cash, end of period	$315	$28	$315

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
Unaudited

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Interim Financial Statements – The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Description of business and history – Friendly Energy Exploration, Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993. The company was originally in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market. The Company is now in the business of oil and gas exploration. The Company operations have been limited to general administrative operations and participation in the drilling of two oil wells. It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company – The company filed its articles of incorporation with the Nevada Secretary of State on January 7, 1993, indicating G. Alfred Roensch as the incorporator.

The company filed its annual list of officers and directors with the Nevada Secretary of State on January 7, 1993, indicating its President is G. Alfred Roensch and its Secretary and Treasurer is Owen Stephenson and were both listed as directors on this filing. The current President is Douglas Tallant and the current Secretary and Treasurer is Donald Trapp.

Going concern – The Company incurred net losses of approximately $4,411,709 from the period of January 7, 1993 (Date of Inception) through June 30, 2008 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end – The Company’s yearend is December 31.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net loss per common share– The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from January 7, 1993 (Date of Inception) through June 30, 2008, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Concentration of risk– A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Tallant and Donald Trapp. Should they determine to no longer finance the operations of the company before new capital is raised, it may be unlikely for the company to continue.

Revenue recognition– The Company has had revenues of $16,053 to date from its operations. Revenue is recognized as it is received.

Inventory valuation– At this time the Company is not expected to hold inventory.

Legal Procedures– The Company is not aware of, nor is it involved in any pending legal proceedings.

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
2.	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2008 and 2007:

	Three months	Three Months
	Ended	Ended
	2008	2007
Furniture and fixtures	$20,102	$20,102
Computers and equipment	25,726	25,726
	45,828	45,828
Less: accumulated depreciation	(43,773)	(42,951)
Net Furniture, fixtures, computers & equipment	2,055	2,877
LLC Investment	1,000	1,000
West Peach Exploration Costs	36,970	52,005
Asher #1 Oil Well	0	103,077
Asher #2 Exploration Costs	0	5,008
Red Oak Exploration Costs	242,000	0
Total Fixed Assets	282,025	163,967

3.	RELATED PARTY TRANSACTIONS

For the three months ending June 30, 2008, the officers agreed with the Company to defer their salaries totaling $60,000, see note 7.

As of June 30, 2008 and 2007, loans payable from related parties consists of the following:

	June 30, 2008	June 30, 2007
Notes payable from officers of the Company bearing interest at 8% unsecured and due on demand	$18,137	$11,562

4.	OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $92,264 and $78,165 for the three months ended June 30, 2008 and 2007, respectively. $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service. $54,996 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $468,000 and 602,000 through June 30, 2008 and 2007, respectively.

The company has accrued interest in the amount of $136,292 and $109,813 through June 30, 2008 and 2007, respectively. The accrued interest includes interest on unpaid payroll taxes and related party loans.

The company borrowed $304,574 this quarter from another company for the drilling of a well and other operational expenses. A promissory note has been issued bearing interest at 10% unsecured and due June 30, 2009.

5.	STOCKHOLDERS’ DEFICIT

Common Shares: As of December 31, 2007 there were 69,556,783 of common stock outstanding.  The total of outstanding and issued common shares at June 30, 2008 and 2007 was 21,568,790 and 1,890,511 (restated for 25-for-1 reverse split in March 2008).

Preferred Shares: Each share of preferred stock is convertible into ten shares of common stock, has voting rights equal to ten shares of common stock, and is not affected by any reverse split of the common stock. The board of directors has not specified any other rights or privileges with respect to the preferred stock.

1,878,554 preferred shares were converted to common in the three months ending June 30, 2008. The total of outstanding and issued preferred shares at June 30, 2008 and 2007 was 7,667,302 and 1,259,923.

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.	STOCK OPTIONS

No stock options were granted or vested during the three months ending June 30, 2008.

7.	LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084. The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000. The transaction has been recorded on the financial statements along with accrued interest of $91,017. The total of $206,084 is reported in the liability section of the balance sheet.

8.	SUBSEQUENT EVENTS

The Company entered into an agreement in June 2008 to purchase a 25% working interest in an 1,100 acre oil and gas lease known as the Talpa Project. The Company advanced funds in July 2008 which it now believes have been misappropriated and that ownership of the lease was misrepresented. The Company is considering legal remedies.

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

Our Business
Friendly Energy Exploration was inactive from 2002 to February 2005, when the company began the process of identifying potential oil and gas prospects for development. The primary focus is on property in established oil fields to minimize any potential risk. We currently hold interests in a gas well in southwest Iowa and in an oil field prospect in central Oklahoma.

Our Oil and Gas Properties
Red Oak Prospect Friendly Energy Exploration participated in the drilling of a 3,200 foot deep oil and gas well in southwest Iowa through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES). FES owns a 42.5% working interest in the well. The well has not been completed yet until arrangements can be made to sell the gas.
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
Asher Prospects The Company has written down its interest in the Asher #1 oil well and the Asher #2 Project and has given its interest to D-Mil Production in return for canceling our accounts payable balance.

Liquidity and Capital Resources.
For period ended June 30, 2008, we had total assets of $601,604, compared to $483,184 total assets for the period ending December 31, 2007. The increase in assets was mainly due to an investment in the Red Oak Prospect. At June 30, 2008, we had current liabilities of $1,315,341 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loan payable to related parties. At December 31, 2007 we had current liabilities of $987,943. The increase in liabilities was due primarily to deferred salaries. At June 30, 2008, we had a working capital deficiency of $713,737 compared to $504,759 at December 31, 2007.

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

Results of Operations

During the three month period ended June 30, 2008, the loss from operations was $126,435 as compared to the same three month period in 2007 the loss was $95,754. This decrease in loss was due primarily to there being no stock based compensation in the three month period ending June 30, 2008. From inception to June 30, 2008, Friendly Energy Exploration has incurred cumulative net losses of $4,411,709.  Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

ITEM 4 . CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of June 30, 2008. Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2008. No changes in the Company's internal controls over financial reporting occurred during the period ending June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION

The Company filed a Form 10 on June 5, 2008 with the understanding that we could then respond to SEC comments so as to reach the “no-comment” stage. Because we had previously filed a Form 10 in 2000, we withdrew the “new” Form 10 on July 1, 2008 at the request of the SEC. The Company will now file a Form 10-KSB for 2000 in which we answer the original SEC comments. The Company will also file all missing 10-K’s and 10-Q’s.

ITEM 6. EXHIBITS

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

FRIENDLY ENERGY EXPLORATION

Date: August 19, 2008

By:	/s/ Douglas Tallant
Douglas Tallant, Director and President

Date: August 19, 2008

By:	/s/ Donald Trapp
Donald Trapp, Director and Chief Financial Officer