Form 10-Q
period 2008-09-30
FRIENDLY ENERGY EXPLORATION
filed 2008-11-19
CIK 1120434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2008
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2008, there were 21,568,790 shares of our common stock outstanding.

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

FRIENDLY ENERGY
EXPLORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2008	December 31, 2007
		(Restated)

ASSETS

Current assets
Cash and cash equivalents	$83	$268
Advances	-	360
Total current assets	83	628

Other Assets
Property and equipment, net	1,850	2,466
Investment	1,000	1,000
Notes	319,000	319,000
Asher #1 Oil Well	-	103,077
Asher #2 Project	-	5,008
Red Oak Project	242,000	-
Talpa Project	50,000
West Peach Project	36,970	52,005
Total Other Assets	650,820	482,556

Total Assets	$650,903	$483,184

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$87,791	$158,419
Payroll Tax Liabilities	94,809	83,085
Judgement payable	211,279	196,074
Deferred Salaries	528,000	348,000
Interest Payable	144,697	143,710
Loan Payable	359,478	51,569
Loans Payable-Related Parties	24,676	7,086
Total current liabilities	1,450,730	987,943

Total liabilities	1,450,730	987,943

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 21,568,790 and 2,782,271 shares,
respectively, issued and outstanding	21,569	2,782
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 7,667,302 and 9,545,856 shares,	7,667	9,546
respectively, issued and outstanding
Additional paid-in capital	3,667,693	3,684,601
Accumulated deficit in the development stage	(4,496,756)	(4,201,688)
Total stockholders' deficit	(799,827)	(504,759)

Total liabilities and stockholders' deficit	$650,903	$483,184

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY
EXPLORATION
(A Development Stage Company)
CONSOLIDATED
STATEMENTS OF OPERATIONS
Unaudited

	For the	For the			From Inception
	Three Months Ended	Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	(January 7, 1993) through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
		(Restated)	(Restated)		(Restated)

Revenue	$-	$3,604	$5,035	$6,714	$30,424

Operating expenses
Amortization Expense	-	-	-	-	30,000
Depreciation	206	206	617	799	43,979
Dry Hole Cost	-	-	-	1,348	88,157
Intangible Drilling Costs	-	-	-	17,953	333,206
Legal Fees	-	-	850	5,907	76,810
Officer Wages	60,000	60,000	180,000	181,000	927,000
Oil Well Operations Cost	-	1,312	3,157	4,391	9,740
Payroll Expenses	2,544	3,250	11,724	11,130	270,768
Professional Fees	2,851	1,854	20,827	4,018	708,753
Rent	-	-	-	-	282,410
Stock Based Compensation	-	46,742	-	93,484	512,667
Telephone	2,340	1,652	2,623	5,294	48,628
Travel & Entertainment	4,363	2,887	5,154	5,891	152,442
General and administrative	186	2,946	30,544	4,667	212,969

Total operating expenses	72,490	120,849	255,496	335,882	3,697,529

Loss from operations	(72,490)	(117,245)	(250,461)	(329,168)	(3,667,104)

Other income (expenses):
Other income	-	-	-	-	120,605
Forgiveness of Debt	-	-	-	-	(122,765)
Impairment Loss on Asset	-	-	-	-	(442,800)
Interest Expense	(13,600)	(20,973)	(44,607)	(70,565)	(274,691)
Lawsuit Judgement	-	-	-	-	(110,000)
Total other income (expenses)	(13,600)	(20,973)	(44,607)	(70,565)	(829,651)

Loss before provision for income taxes	(86,090)	(138,218)	(295,068)	(399,733)	(4,496,756)
Provision for income taxes	-	-	-	-	-

Net loss	$(86,090)	$(138,218)	$(295,068)	$(399,733)	$(4,496,756)

Basic and diluted loss per common share	$(0.00)	$(0.07)	$(0.02)	$(0.21)	$(4.44)

Basic and diluted weighted average
common shares outstanding	21,568,790	1,890,511	13,350,113	1,890,511	1,011,759

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Restated for 25-for-1 Reverse Stock Split 3/24/2008
Unaudited

	Common Stock		Preferred Stock		Additional		Total
	Shares (Restated)	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at January 7, 1993 (Date of inception)	0	$0	0	$0	$0	$0	$0
Common shares issued to officers & directors for cash, $0.016 per share	2,550	3	0	0	997	0	1,000
Net loss	0	0	0	0	0	(1,000)	(1,000)
Balance at December 31, 1993, 1994, and 1995	2,550	3	0	0	997	(1,000)	0

Common shares cancelled	(2,550)	(3)	0	0	3	0	0
Common shares issued for cash, $0.00 per share	100,000	100	0	0	(90)	0	10
Conversion to preferred stock	(20,000)	(20)	50,000	50	(30)	0	0
Net loss	0	0	0	0	0	(10)	(10)
Balance at December 31, 1996	80,000	80	50,000	50	880	(1,010)	0

Common shares issued relating to spin-out	609	1	0	0	(1)	0	0
Common shares issued for cash, $0.80 per share	1,500	1	0	0	29,999	0	30,000
Common shares issued to officers and directors for cash, $0.685 per share	1,750	2	0	0	29,998	0	30,000
Preferred shares issued to officers and directors for services, $0.04 per share	0	0	750,000	750	29,250	0	30,000
Net loss	0	0	0	0	0	(63,266)	(63,266)
Balance at December 31, 1997	83,859	84	800,000	800	90,126	(64,276)	26,734

Common shares issued for cash, $1.74 per share	390	0	0	0	17,000	0	17,000
Common shares issued to officers and directors for services, $0.004	105,000	105	0	0	10,395		10,500
Conversion of preferred stock	320,000	320	(800,000)	(800)	480	0	0
Net loss	0	0	0	0	0	(33,234)	(33,234)
Balance at December 31, 1998	509,249	509	0	0	118,001	(97,510)	21,000

Cancellation of common stock	(1,850)	(2)	0	0	2	0	0
Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000
Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450
Net loss	0	0	0	0	0	(556,309)	(556,309)
Balance at December 31, 1999	507,399	507	151,883	152	678,301	(653,819)	25,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000
Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800
Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375
Net loss	0	0	0	0	0	(914,511)	(914,511)
Balance at December 31, 2000	507,399	507	484,181	484	1,904,144	(1,568,330)	336,805

Net loss	0	0	0	0	0	(584,851)	(584,851)
Balance at December 31, 2001	507,399	507	484,181	484	1,904,144	(2,153,181)	(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654
Net loss	0	0	0	0	0	(12,371)	(12,371)
Balance at December 31, 2002	507,399	507	3,457,261	3,457	2,049,825	(2,165,552)	(111,763)

Net loss	0	0	-	0	0	(24,215)	(24,215)
Balance, December 31, 2003	507,399	507	3,457,261	3,457	2,049,825	(2,189,767)	(135,978)
Net loss	0	0	0	0	0	(11,795)	(11,795)
Balance, December 31, 2004	507,399	507	3,457,261	3,457	2,049,825	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	16,000	16	0	0	9,984	0	10,000
Common shares issued for servicees, $0.05 per share	10,000	10	0	0	12,490	0	12,500
Common shares issued to officers and directors for services, $0.04 per share	20,000	20	0	0	19,980	0	20,000
Preferred shares issued to officers and directors for services, $0.40 per share	0	0	450,000	450	179,550	0	180,000
Conversion of preferred stock	789,680	790	(1,974,200)	(1,974)	1,185	0	0
Issuance of stock options to two officers	0	0	0	0	24,929	0	24,929
Net loss	0	0	-	0	0	(691,271)	(691,271)
Balance, December 31, 2005	1,343,079	1,343	1,933,061	1,933	2,297,942	(2,892,833)	(591,615)

Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000
Conversion of preferred stock	380,677	381	(951,692)	(952)	571	-	-
Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	24,929
Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	54,318
Net Loss	-	-	-	-	-	(824,586)	(824,586)

Balance, December 31, 2006	1,743,756	1,744	1,259,923	1,260	2,402,461	(3,717,419)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	470,000
Common shares issued for notes $0.020	732,000	732	-	-	318,268		319,000
Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	93,484
Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000
Common shares issued for cash, $0.025	16,000	16	-	-	9,964		9,980
Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	374,000
Conversion of preferred stock	270,516	271	(676,289)	(676)	406	-	-
Net Loss	-	-	-	-	-	(484,269)	(484,269)
Balance, December 31, 2007	2,782,271	2,782	9,545,856	9,546	3,684,601	(4,201,688)	(504,759)

Common shares issued relating to reverse stock split (shareholders with less than 25 old shares)	979	1	-	-	(1)	-	-
Conversion of preferred stock	18,785,540	18,786	(1,878,554)	(1,879)	(16,907)	-	-
Net Loss for the 9 mo. ended September 30, 2008	-	-	-	-	-	(295,068)	(295,068)

Balance, September 30, 2008	21,568,790	21,569	7,667,302	7,667	3,667,693	(4,496,756)	(799,827)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

					From Inception
	For the	For the	For the	For the	(January 7,
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	1993) through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Cash flows from operating activities:		(Restated)	(Restated)	(Restated)	(Restated)
Net loss	$(86,089)	(138,218)	(296,110)	(399,733)	(4,496,756)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	206	206	617	799	43,979
Stock Based Compensation	-	46,472		93,214	512,667
Impairment Loss	-	-		-	442,800
Changes in operating assets and liabilities:
Accounts Payable	(1,500)	(2,291)	(79,936)	36,189	77,441
Advances	264	-	361	-	-
Judgement payable	5,195	4,703	15,205	13,764	211,279
Interest Payable	8,405	16,270	12,036	56,801	155,746
Notes	-	(47,000)		(339,000)	(319,000)
Payroll Liabilities	2,544	3,251	11,724	11,130	94,809
Deferred Salaries	60,000	60,000	180,000	156,000	528,000
Loans Payable	54,205	5,291	307,210	(431,842)	358,779
Net cash used by operating activities	43,230	(51,317)	151,107	(802,679)	(2,390,256)

Cash flows from investing activities:
Purchase of property and equipment	-	-		-	(45,829)
Investment	-	-		-	(1,000)
Asher #1 Oil Well	-	-	103,077	-	-
Asher #2 Project	-	-	5,008	(5,008)	-
Talpa Project	(50,000)	-	(50,000)	-	(50,000)
Red Oak Project	-	-	(242,000)	-	(242,000)
West Peach Project	-	-	15,035	(15,035)	(36,970)
Net cash used by investing activities	(50,000)	-	(168,880)	(20,043)	(375,799)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	57,250		354,250	477,490
Proceeds from issuance of preferred stock	-	-		470,000	2,263,972
Proceeds on borrowings from related parties	6,539	(2,408)	17,590	1,277	24,676
Net cash provided by financing activities	6,539	54,842	17,590	825,527	2,766,138

Net increase in cash	(231)	3,525	(183)	2,805	83

Cash, beginning of period	314	28	267	748	-

Cash, end of period	$83	$3,553	$83	$3,553	$83

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
Unaudited

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Interim Financial Statements - The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Description of business and history - Friendly Energy Exploration, Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993. The company was originally in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market. The Company is now in the business of oil and gas exploration. The Company operations have been limited to general administrative operations and participation in the drilling of two oil wells and a gas well. It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on January 7, 1993, indicating G. Alfred Roensch as the incorporator.

The company filed its annual list of officers and directors with the Nevada Secretary of State on January 7, 1993, indicating its President is G. Alfred Roensch and its Secretary and Treasurer is Owen Stephenson and were both listed as directors on this filing. The current President is Douglas Tallant and the current Secretary and Treasurer is Donald Trapp.

Going concern - The Company incurred net losses of approximately $4,496,756 from the period of January 7, 1993 (Date of Inception) through September 30, 2008 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Restatement of Financial Information prior to January 1, 2008 - There was a 25-for-1 reverse stock split on March 24, 2008, so information in the financial statements is restated for all periods prior to January 1, 2008.

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

Talpa Project - Friendly Energy Exploration purchased a 25% working interest in an 1,100 acre oil and gas lease in Texas.

Red Oak Prospect - Friendly Energy Exploration participated in the drilling of a 3,200 foot deep oil and gas well in southwest Iowa through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES). FES owns a 42.5% working interest in the well. The well has not been completed yet until arrangements can be made to sell the gas.

West Peach Creek Prospect - Friendly Energy Exploration is planning to drill a 5,400 foot deep well in central Oklahoma through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES). If the geophysicist and operator each purchase a 10% working interest, as expected, then FES will own an 80% working interest in the well. The location is on the West Peach Creek Prospect, a development/exploratory prospect, located on the western edge of the giant St. Louis Oil Field.

Asher Well and Prospect - The Company has written down its interest in the Asher #1 oil well and the Asher #2 Project and has given its interest to D-Mil Production in return for canceling its accounts payable balance.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from January 7, 1993 (Date of Inception) through September 30, 2008, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

2.    FIXED ASSETS

Fixed assets consist of the following as of September 30, 2008 and 2007:

	Three months	Three Months
	Ended	Ended
	2008	2007
Furniture and fixtures	$20,102	$20,102
Computers and equipment	25,726	25,727
	45,828	45,828
Less: accumulated depreciation	(43,979)	(43,157)
Net Furniture, fixtures, computers & equipment	1,850	2,672
LLC Investment	1,000	1,000
West Peach Exploration Costs	36,970	52,005
Asher #1 Oil Well	0	103,077
Asher #2 Exploration Costs	0	5,008
Red Oak Exploration Costs	242,000	0
Talpa Exploration Costs	50,000	0
Total Fixed Assets	331,819	163,762

3. RELATED PARTY TRANSACTIONS

For the three months ending September 30, 2008, the officers agreed with the Company to defer their salaries totaling $60,000, see note 7.

As of September 30, 2008 and 2007, loans payable from related parties consists of the following:
	September 30, 2008	September 30, 2007
Notes payable from officers of the Company bearing interest at 8% unsecured and due on demand	$24,676	$9,696

4. OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $94,809 and $81,415 for the three months ended September 30, 2008 and 2007, respectively. $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service. $57,541 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $528,000 and 662,000 through September 30, 2008 and 2007, respectively.

FRIENDLY ENERGY EXPLORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The company has accrued interest in the amount of $144,697 and $107,148 through September 30, 2008 and 2007, respectively. The accrued interest includes interest on unpaid payroll taxes and related party loans.

The company borrowed $53,205 this quarter from another company for purchasing an interest in the Talpa oil project and other operational expenses. A promissory note has been issued bearing interest at 10% unsecured and due September 30, 2009.

5. STOCKHOLDERS’ DEFICIT

 Common Shares: As of December 31, 2007 there were 69,556,783 of common stock outstanding.  The total of outstanding and issued common shares at September 30, 2008 and 2007 was 21,568,790 and 2,766,271 (restated for 25-for-1 reverse split in March 2008).

Preferred Shares: Each share of preferred stock is convertible into ten shares of common stock, has voting rights equal to ten shares of common stock, and is not affected by any reverse split of the common stock. The board of directors has not specified any other rights or privileges with respect to the preferred stock.

There was no changes in preferred shares in the three months ending September 30, 2008. The total of outstanding and issued preferred shares at September 30, 2008 and 2007 was 7,667,302 and 5,905,856.

6. STOCK OPTIONS

No stock options were granted or vested during the three months ending September 30, 2008.

7. LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084. The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000. The transaction has been recorded on the financial statements along with accrued interest of $91,017. The total of $211,279 is reported in the liability section of the balance sheet.

8. SUBSEQUENT EVENTS

The Company entered into an agreement in September 2008 to purchase a 25% working interest in an 1,100 acre oil and gas lease known as the Talpa Project. The Company advanced funds which it now believes have been misappropriated and that ownership of the lease was misrepresented. The Company is considering legal remedies and believes it will be able to recover the funds.

The Company has entered into a purchase agreement to purchase ten options for leases in the Baggett Gas Field in Texas. Each option will cost $100,000.

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

Our Oil and Gas Properties
Talpa Project Friendly Energy Exploration purchased a 25% working interest in an 1,100 acre oil and gas lease in Texas.
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
Asher Well and Prospect The Company has written down its interest in the Asher #1 oil well and the Asher #2 Project and has given its interest to D-Mil Production in return for canceling our accounts payable balance.

Liquidity and Capital Resources.
For period ended September 30, 2008, we had total assets of $650,903, compared to $483,184 total assets for the period ending December 31, 2007. The increase in assets was mainly due to an investment in the Red Oak Prospect. At September 30, 2008, we had current liabilities of $1,450,730 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loan payable to related parties. At December 31, 2007 we had current liabilities of $987,943. The increase in liabilities was due primarily to deferred salaries. At September 30, 2008, we had a working capital deficiency of $799,827 compared to $504,759 at December 31, 2007.

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

Results of Operations

During the three month period ended September 30, 2008, the loss from operations was $86,090 as compared to the same three month period in 2007 the loss was $138,218. This decrease in loss was due primarily to there being no stock based compensation in the three month period ending September 30, 2008. From inception to September 30, 2008, Friendly Energy Exploration has incurred cumulative net losses of $4,496,756.  Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

ITEM 4 . CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of September 30, 2008. Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2008. No changes in the Company's internal controls over financial reporting occurred during the period ending September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

FRIENDLY ENERGY EXPLORATION

Date: September 15, 2008

By: /s/ Douglas Tallant
Douglas Tallant, Director and President

Date: September 15, 2008

By: /s/ Donald Trapp
Donald Trapp, Director and Chief Financial Officer