Form 10-K
period 2000-12-31
FRIENDLY ENERGY EXPLORATION
filed 2009-03-18
CIK 1120434

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000
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

702-953-0411

(Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share

Securities registered pursuant to Section 12(g) of the Act:

       None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The issuer's revenue for the fiscal year ended December 31, 2000 was $0.

On December 31 2000 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $8,879,000 computed by reference to the price at which the common equity was last transacted on that date.

On December 31, 2000, the issuer had 12,684,973 shares of Common Stock, $0.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check One): YES ☐ NO ☒

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2000.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN FEBRUARY 2009.  TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2000.  SUBSEQUENT EVENTS ARE DISCUSSED IN THE FORM 10-KSBS FILED FOR 2005, 2006 AND 2007 AND IN THE FORM 10-QS FILED FOR THE FIRST THREE QUARTERS OF 2008.  ADDITIONAL DELAYED FILINGS WILL BE FILED SHORTLY FOR THE PERIOD BETWEEN THIS REPORT AND THE JUST MENTIONED REPORTS.

A Form 10-SB was filed on August 31, 2000.  Securities and Exchange Commission staff comments were received October 3, 2000.  Extreme problems with electricity supply in California in late 2000 and early 2001 disrupted our business operations and responses to the staff comments were not made.  In order to respond to the original staff comments and to reach the “no comment” stage with the Securities and Exchange Commission, we are responding to the original staff comments and providing an Amended Form 10-SB in Exhibit 1 to this report.

ITEM 1.  DESCRIPTION OF BUSINESS.

Our Background .. Friendly Energy Corporation was formed under the laws of the State of Nevada on January 7, 1993 under the name Eco-Systems Marketing.  Eco-Systems subsequently changed its name to Rama Financial Corporation. An amendment to the Articles of Incorporation was filed changing the corporate name to Friendly Energy Corporation.

Friendly Energy Corporation was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Nevada. Friendly Energy Corporation, from its inception in 1993 to now, was engaged primarily in establishing itself as an electric service provider to California customers.

Our Business. The Company is in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market.  The Company operations have been limited to general administrative operations.  It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

The Company qualified as an electric service provider with San Diego Gas & Electric on January 10, 2000, Southern California Edison on May 15, 2000 and Pacific Gas & Electric on May 18, 2000.  The Company has also prepared an application to become a registered alternative service provider in Nevada.

In marketing power to business and industry owners, the Company plans to offer a comprehensive package of services to earn additional revenue, including meter services, demand management services and audit services.

The primary sources of the Company’s revenues are anticipated to be from the resale of energy purchased on a wholesale basis and from the sale of other services.

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

Accumulated Losses

To date the Company's operations have not generated operating cash flows to provide working capital for the Company's ongoing overhead, the funding of marketing activities and the completion of its Electronic Data Interface (EDI) system for billing customers. Without adequate financing, the Company may not be able to successfully develop any prospects that it acquires or achieve profitability from its operations in the near future or at all.

During the year ended December 31, 2000, Friendly incurred a net loss of $1,035,017 and as of December 31, 2000 has an accumulated deficit of $1,704,135.

We could be adversely impacted by changes in the electric energy market.

The market for electric energy and related services is characterized by rapidly changing relationships among the generators, the utilities which provide transmission and distribution, and the electric service provider resellers (such as the Company) due to ongoing deregulation of the electric energy markets.  In addition, the market for electric energy is characterized by seasonality.  Therefore, the Company’s success is dependent upon its ability to develop favorable relationships with generators and utilities and to identify, anticipate and adapt to changes in the industry.

There can be no assurance that competitors will not market electric energy services and related products that have certain competitive advantages over those of the Company.  Furthermore, the markets for the Company’s products may be particularly volatile due to the changing industry brought about by deregulation.  The Company will rely on the experience of its management team to make strategic decisions with respect to its operations.  In addition, the Company will rely on experienced consultants, which it has engaged in the areas of electric deregulation and EDI systems.

New government regulation could increase our costs.

The sale of electric energy services is subject to a variety of federal, state and local government regulations. At the federal level, the Federal Energy Regulatory Commission ("FERC") regulates the purchase and sale of energy and power.  The individual state’s Public Utilities Commissions regulate utilities and other purchasers and sellers of power at the state level.  Deregulation of electric energy in California and other states has greatly reduced government regulations, but new regulations could be imposed.

As of now the Company does not require specific governmental approvals at the federal level to transact business as an Electric Service Provider.  The Company does not require governmental approvals from the State of California to transact business as an Electric Service Provider since it does not intend to sell to residential customers.  An application has been prepared by the Company to become a registered alternative service provider in Nevada.  The Company will apply for any necessary governmental approvals in other states as requirements are established.

Our prices may be impacted adversely by new taxes.

The federal, state and local governments in which we operate impose taxes on the electric energy services we sell.  Changes in tax laws could adversely affect future revenue.

Financing Risks

The Company has relied in the past primarily on the sale of equity capital, shareholder loans and other similar types of transactions to fund working capital. Failure to generate operating cash flow or to obtain additional financing for the development of the Company's could adversely affect operations.

Risks Associated with Management of Growth

Because of its small size, the Company’s growth in accordance with its business plans, if achieved, will place a significant strain on its financial, technical, operation and management resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, could have a material adverse effect on its business, financial condition and results of operations and its ability to timely execute its business plan.

Conflicts of Interest

Certain of the officers and directors of the Company Energy will also serve as directors of other companies or have significant shareholdings in other companies. To the extent that such other companies participate in ventures in which Friendly Energy may participate, or compete for prospects or financial resources with Friendly Energy, these officers and directors of Friendly Energy will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

In accordance with the laws of the State of Nevada, the directors of Friendly Energy are required to act honestly and in good faith with a view to the best interests of the Company.  In determining whether or not the Company will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the degree of risk to which the Company may be exposed and its financial position at that time.

ITEM 2.  DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Friendly Energy Corporation held the following property in the following amounts:

Property

December 31, 2000

December 31, 1999

----------------------------------------------------------------------------------------------------

Cash and equivalents

      -$1,485

          $8,687

Equipment

     $29,937

        $23,392

Subsidiary Investment

   $442,800

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

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  MARKET PRICE FOR THE FRIENDLY ENERGY CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at December 31, 2000 there were approximately 665 holders of the outstanding shares of the Friendly Energy Corporation's $0.001 par value common stock.  Friendly Energy Corporation participates in the PinkSheets Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the trading symbol "FDEG".  There is only a limited history of public trading of the Registrant's common stock; the sponsoring broker-dealer began trading on July 10, 2000.  The Friendly Energy Corporation's common stock has closed at:

Quarter

High

Low

2000 Third Quarter

$2.25

$0.50

2000 Fourth Quarter

$0.75

$0.70

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

Common Stock . Friendly Energy Corporation is authorized to issue 100,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges.  The shares of $.001 par value common stock of Friendly Energy Corporation constitute equity interests in Friendly Energy Corporation entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2000, 12,684,973 shares of the Friendly Energy Corporation's common stock were issued and outstanding.

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

Sales of Securities

2000 Stock Transactions

During the year ended December 31, 2000, the Company sold no common shares.

2000 Stock Options

During the year ended December 31, 2000, the Company issued no stock options.

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

Liquidity and Capital Resources.

For the year ended December 31, 2000, we had total assets of $473,412, compared to total assets in 1999 of $36,233.  The increase in assets was due to the purchase of a subsidiary, Friendly Energy Services, Inc.   At December 31, 2000, we had current liabilities of $271,412 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loans payable.  At December 31, 1999 we had current liabilities of $26,091. The increase in liabilities was due primarily to loans payable.  At December 31, 2000, we had a working capital deficit of $202,000 (1999 - $10,141).

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

Results of Operations

We have not yet realized any revenue from operations to date.  During the year ended December 31, 2000 the loss from operations is $1,035,017 (1999 - $550,309).  This increase in loss was due primarily to payroll expense, professional services and rent.  From inception to December 31, 2000 Friendly Energy Corporation has incurred cumulative net losses of $1,704,135.

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

ITEM 7.  FINANCIALS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Friendly Energy Corp.

(A Development Stage Company)

Orlando, Florida

We have audited the accompanying balance sheets of Friendly Energy Corp. (A Developmental Stage Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004 and for the period from January 7, 1993 (Date of Inception) through December 31, 2005.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC

September 12, 2006

Henderson, Nevada

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31, 2000	December 31, 1999

ASSETS

Current assets
Cash and cash equivalents	$ (1,485)	$ 8,687
Advances	2,160	4,154
Total current assets	675	12,841

Other Assets
Property and equipment, net	29,937	23,392
Investment	442,800	-
Total Other Assets	472,737	23,392

Total Assets	$ 473,412	$ 36,233

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 73,400	$ 11,561
Payroll Tax Liabilities	39,268	13,815
Loan Payable	121,759	717
Loans Payable-Related Parties	36,985	-
Total current liabilities	271,412	26,092

Total liabilities	271,412	26,092

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 12,684,973 and 12,684,973 shares,
respectively, issued and outstanding	12,685	12,685
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 484,181 and 151,883 shares,	484	152
respectively, issued and outstanding
Additional paid-in capital	1,891,966	666,123
Accumulated deficit in the develoment stage	(1,703,135)	(668,819)
Total stockholders' deficit	202,000	10,141

Total liabilities and stockholders' deficit	$ 473,412	$ 36,233

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
			(January 7, 1993)
	For the year ended	For the year ended	through
	December 31, 2000	December 31, 1999	December 31, 2000

Revenue	$ -	$ -	$ -

Operating expenses
Depreciation	5,119	2,739	7,858
Legal Fees	25,446	29,464	56,160
Payroll Expenses	168,682	44,546	213,228
Professional Fees	320,769	248,000	654,845
Rent	212,619	69,791	282,410
Stock Based Compensation	138,375	18,450	156,825
Telephone	14,663	11,792	26,455
Travel & Entertainment	51,993	75,873	127,866
General and administrative	97,351	49,654	177,189

Total operating expenses	1,035,017	550,309	1,702,835

Loss from operations	(1,035,017)	(550,309)	(1,702,835)

Other income (expenses):
Interest Expense	(300)	-	(300)
Total other income (expenses)	(300)	-	(300)

Loss before provision for income taxes	(1,035,317)	(550,309)	(1,704,135)
Provision for income taxes	-	-	-

Net loss	$ (1,035,317)	$ (550,309)	$ (1,704,135)

Basic and diluted loss per common share	$ (0.08)	$ (0.04)	$ (0.32)

Basic and diluted weighted average
common shares outstanding	12,684,973	12,539,717	5,301,502

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(118,510)	0

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(550,309)	(550,309)

Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(668,819)	10,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	645,826	0	645,000

Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(1,034,316)	(1,034,316)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,892,967	(1,703,135)	202,000

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 7, 1993)
	For the year ended	For the year ended	through
	December 31, 2000	December 31, 1999	December 31, 2000
Cash flows from operating activities:
Net loss	$ (1,035,317)	(550,309)	(1,704,135)
Adjustments to reconcile net loss to	-	-	-
net cash used by operating activities:	-	-	-
Depreciation	5,119	2,739	7,858
Stock Based Compensation	138,375	18,450	(61,635)
Impairment Loss	-	-	-
Changes in operating assets and liabilities:	-	-	-
Accounts Payable	62,091	11,309	75,099
Advances	1,994	(4,154)	(2,160)
Interest Payable	-	-	-
Notes	-	-	-
Payroll Liabilities	25,453	13,815	39,268
Loans Payable	121,042	717	121,060
Net cash used by operating activities	(681,243)	(507,433)	(1,524,646)
	-	-	-
Cash flows from investing activities:	-	-	-
Purchase of property and equipment	(11,664)	(26,131)	(37,795)
Investment	(442,800)	-	(442,800)
Net cash used by investing activities	(454,464)	(26,131)	(480,595)
	-	-	-
Cash flows from financing activities:	-	-	-
Proceeds from issuance of common stock	1,000	-	112,970
Proceeds from issuance of preferred stock	1,087,800	542,000	1,853,800
Proceeds on borrowings from related parties	36,985	-	36,985
Net cash provided by financing activities	1,125,785	542,000	2,003,755
	-	-	-
Net increase in cash	(9,921)	8,436	(1,485)
	-	-	-
Cash, beginning of period	8,436	-	-
	-	-	-
Cash, end of period	$ (1,485)	$ 8,436	$ (1,485)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS - 2000

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history – Friendly Energy Corp., Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993.  The company is in the business of selling electric power and related services to small and medium sized businesses in the newly deregulated California market.  The Company operations have been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company – The company filed its articles of incorporation with the California Secretary of State on January 7, 1993, indicating  G. Alfred Roensch as the incorporator.

The company filed its annual list of officers and directors with the California Secretary of State on January 7, 1993, indicating its President is G. Alfred Roensch and its Secretary and Treasurer is Owen Stephenson and were both listed as directors on this filing.  The current President is Craig Morton and the current Secretary and Treasurer is Donald Trapp.

Going concern – The Company incurred net losses of approximately $1,704,135 from the period of January 7, 1993 (Date of Inception) through December 31, 2000 and has commenced its operations on a limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

Concentration of risk – A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Financial Corporation and Donald Trapp.  Should they determine to no longer finance the operations of the company before new capital is raised, it may be unlikely for the company to continue.

Revenue recognition – The Company has no revenues to date from its operations.  Once the revenue is generated, the company will recognize revenues as it is received.

Inventory valuation – At this time the Company is not expected to hold inventory.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.    FIXED ASSETS

Fixed assets consist of the following as of December 31, 2000 and 1999:

2000

1999

Furniture and fixtures

$

20,102

$         17,462

Computers and equipment

17,693

8,669

37,795

26,131

Less: accumulated depreciation

            (7,858)

             (2,739)

29,937

23,392

3.    RELATED PARTY TRANSACTIONS

As of December 31, 2000 and 1999, loans payable from related parties consists of the following:

2000

1999

Notes payable  from officers of

the Company bearing no interest

unsecured and due on demand

$

16,985

$

0

Note payable from an officer of

the Company bearing interest at 8%,

unsecured and due on demand

   20,000

0

36,985

0

4.     OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of  $39,268 and $13,815 for  the  years ended December 31, 2000 and 1999, respectively.  The Company has filed the payroll taxes with the Internal Revenue Service.

5.   STOCKHOLDERS’ DEFICIT

        Common Shares:  As of December 31, 2000 and 1999 there were 12,684,973 and 12,684,973 shares of common stock outstanding.

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

As of December 31, 2000 and 1999 there were 484,181 and  151,883 shares of preferred stock outstanding.

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

During 2000, 11,000 shares of preferred stock were cancelled.  As of December 31, 2000 the issue was not completely resolved and the stock agent had not received the returned share certificates.  Therefore the 11,000 shares are still reflected in the preferred stock balance.

6.

STOCK OPTIONS

In 2000, the Company granted stock options for 200,000 common shares to an officer on October 16, 2000.   The option price is $0.37.  50% vest after six months from the date of the grant and the remaining 50% vest after one year.  All options expire ten years from the date of grant.  The Company may issue additional stock options in the future.

The following table summarizes the Company’s stock option activity.

Number

Weighted

of

Average

Shares

Exercise Price

Balance, December 31, 1998

--

$

--

Options granted and assumed

1,000,000

.37

Options expired

--

--

Options canceled

--

--

Options exercised

--

--

Balance, December 31, 1999

1,000,000

$

.37

Options granted and assumed

200,000

.37

Options expired

--

--

Options canceled

--

--

Options exercised

--

--

             Balance, December 31, 2000

1,200,000

$

.37

7.

COMMITMENTS AND CONTINGENCIES

Employment contracts –

Thomas Bowers - The Company entered into an employment agreement with Thomas Bowers effective October 25, 1999.  Pursuant to the terms of the agreement, Mr. Bowers is to be paid an annual salary of $90,000 in consideration of which Mr. Bowers agreed to act as the Company’s  Chief Operating Officer.  On October 11, 2000, Mr. Bowers was terminated for cause.

8.

LITIGATION

The Company is not currently a party to or the subject of any pending legal proceeding.

9.  SUBSEQUENT EVENTS

This is a delayed filing and subsequent events are discussed in the Form 10-KSBs filed for 2005, 2006 and 2007 and in the Form 10-Qs filed for the first three quarters of 2008.  Additional delayed filings will be filed shortly for the period between this report and the just mentioned reports.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Friendly Energy Corporation's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2000 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2000.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2000. Management's assessment of the effectiveness of the Company's internal control over the financial reporting period ended December 31, 2000 has been audited by our auditors, an independent registered public accounting firm, as stated in their report included herein.

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2000 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

1. Officers and Directors of the Company

DATE OF APPOINTMENT

NAME

AGE

POSITION

TO BOARD OF DIRECTORS

----------------------------------------------------------------------------------------------------------------------------------------

L. Craig Morton

56

CEO & Director

May 1999

Stephen F. McKenery

56

President & COO

November 1999

Donald Trapp

67

CFO, Secretary & Director

April 1999

Heather Jantz

26

Treasurer & Director

April 1999

The chart above specifies Friendly Energy Corporation's officers and directors as of December 31, 2000.

Craig Morton, CEO.  During the five years prior to joining Friendly Energy, he was President of BioTherapeutics Corporation, a manufacturer and marketer of bioactive cleaning and soil remediation products; President of Safety Alert, Inc., a consulting company on safety in the workplace; and President of Hoop, Inc., a basketball membership club in the Northwest.  Earlier, Mr. Morton had an exceptional 18-year professional football career as a National Football League quarterback for the Denver Broncos, the Dallas Cowboys and the New York Giants.  As one of the NFL’s most valuable quarterbacks, he is a veteran of three Super Bowls and was named NFL/AFC Player of the Year in 1977. He is also a member of the College Football Hall of Fame.  His successes in the highly competitive world of professional team sports set the stage for Craig’s career after football.  Craig has used his notable ability to bring successful people together to assemble FEC’s team of energetic and resourceful industry professionals.

Stephen McKenery, President and Chief Operating Officer.  He has more than twenty years experience in the electric power industry across the spectrum from power generation through transmission, distribution, R&D, business development and customer service.  He has also been very active in the development of cost-effective, renewable energy projects.  Prior to joining Friendly Energy, he was the Chief Operating Officer of Solar Utility Company, a high-tech energy start-up, where he oversaw business development and a rapid expansion and 300% growth in volume and revenues.  During 16 years with Southern California Edison, Mr. McKenery held a number of senior management positions.  He directed a major R&D program focused on commercialization of leading-edge technologies including distributed generation, automated metering, advanced telecommunications and Internet-based network platforms.  In addition, Mr. McKenery managed and directed the successful completion of more than 300 energy and telecommunication projects including hydroelectric, gas, coal, wind, solar and nuclear facilities.  He was responsible for the completion of Edison’s last large generating station in California, the Balsam Meadow Pumped Storage Hydroelectric Project.  Mr. McKenery earned his Bachelor of Science in Civil Engineering from Cal Poly San Luis Obispo, and his MBA from Claremont Graduate University.

Donald Trapp, Chief Financial Officer and Secretary.  He also serves as the corporation’s Secretary.  He has worked as an engineer and financial analyst.  He was the CFO of Infohighway International, Inc., an Internet service provider.  Mr. Trapp has a Master of Science degree in Nuclear Engineering from M.I.T.

Heather Jantz, Treasurer and Administrative Director.  She oversees the financial and accounting data for the corporation.  Ms. Jantz is a recent graduate with a Bachelor of Arts degree from the University of Oklahoma.  She had no business experience prior to joining FEC.

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

ITEM 10.  EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Name of Individual or

Capacities in which

Aggregate Remuneration

Identity of Group

Remuneration was received

For 1998

For 1999

For 2000

L. Craig Morton

CEO and Director

$ -0-

$ 120,000

$  87,600

Thomas Bowers

COO

$ -0-

$ 16,442

$  68,928

Steve McKenery

President & COO

$ -0-

$ -0-

$  23,500

Heather Janz

Treasurer & Director

$ -0-

$ 14,126

$  36,184

Stock Based Compensation.  During the year ended December 31, 2000, $138,375 in stock based compensation was recorded in our financial statements.  Stock based compensation is an estimate of the market value of stock granted to officers, directors, employees.

Transactions with Promoters

NONE

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of December 31, 2000, with respect to the ownership of the Friendly Energy Corporation's common stock by each person known by Friendly Energy Corporation to be the beneficial owner of more than five percent (5%) of Friendly Energy Corporation's common stock, by each director and officer and by all officers and directors as a group.

Name of

Address of

Amount of Shares

% of Outstanding

Beneficial Holder

Beneficial Holder

Beneficially Owned

Common Stock

- ------------------------------------------------------------------------------------------------------------------------------

L. Craig Morton, CEO & Director

(1)

401,645

3.2%

Donald Trapp, CFO & Director

(1)

448,283

3.5%

Heather Janz, Treasurer & Director

(1)

20,000

0.2%

Douglas Financial Corporation

(1)

1,131,380

8.9%

Douglas Trust

(1)

881,472

6.9%

Jetco Trust

(1)

336,220

2.7%

All Directors and Officers as a group

869,928

6.9%

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

1999: $0

2000: $2,000

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

1999: $0

2000: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

1999: $0

2000: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

1999: $0

2000: $250

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

ITEM 14.  EXHIBITS

Exhibit 1 – Answers to S.E.C. staff comments and Amended Form 10-SB.

Exhibit 31.1 - Amended Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2 - Amended Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1 - Amended Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.2 - Amended Section 302 Certification of Periodic Report of the Chief Financial Officer.

The following documents are incorporated by reference in this Form 10-KSB/A:

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

FRIENDLY ENERGY CORPORATION

Date: February 28, 2009

By: /s/ Douglas Tallant

 ---------------------------

Douglas Tallant, Director and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Date: February 28, 2009

By: /s/ Donald Trapp

-----------------------------

Donald Trapp, Director

Exhibit 1 – Responses to S.E.C. Staff Comments and Amended Form 10-SB

(a)  S.E.C. Letter with Staff Comments on Form 10-SB dated October 3, 2000

DIVISION OF
CORPORATION FINANCE

Mail Stop 0308

October 3, 2000

L. Craig Morton
President, CEO & Director
Friendly Energy Corporation
4275 Executive Square, Suite 250
San Diego, California 92037

Re: Friendly Energy Corporation
Form 10-SB
File No. 0-31423
Filed August 31, 2000

Dear Mr. Morton:

We have the following comments on your filing. Accounting comments are followed by an (A).

General

1. Please note that the registration statement will become effective by operation of law on October 30, 2000. Once the registration statement becomes effective, you are responsible for filing quarterly and other reports required by Section 13 of the Securities Exchange Act of 1934. We also may continue to comment on your registration statement after the effective date.

2. We note statements in the Form 10-SB indicating that you conducted a public offering of your securities in 1997. See, for example, Note 3 to the financial statements. Supplementally, describe this offering and tell us when and how your reporting obligations under the Securities Exchange Act terminated.

3. We have noted the Investor Relations section of your web page. This information appears to constitute an offer to sell your securities. Section 5(c) of the Securities Act prohibits written offers before the filing of a registration statement under the Securities Act. Please tell us why you believe this information should not be viewed as an offer of

Friendly Energy Corporation
Form 10-SB
Page 2

securities, or how you intend to comply with Section 5. Also, tell us whether you have sold any securities in response to inquiries from your website.

4. We note disclosure on page 10 of your registration statement indicating that you intend to pursue a registered public offering in the fourth quarter of 2000. We also note a statement in the About the Company section of your website projecting revenues of over $40 million for the year 2000. Please remove this statement from your website, since it could be viewed as conditioning the market for your prospective public offering.

Part I

Item 1 - Description of Business, page 3

5. Please make clear, if true, that you are a development stage company. We note that you have not yet reported any revenues. If you believe you are not a development stage company, supplementally tell us the basis for your belief.

6. Clarify the transactions that led to your current structure. For example, it appears from the legal disclosure that on January 2, 1996 BioTherapeutics Corporation purchased all the shares of the registrant, and on July 17, 1996 Douglas Trust purchased 95% of the shares of the registrant from BioTherapeutics. However, Note 1 to the Audited Financial Statements states that the company was acquired as a subsidiary of Granite Development in 1996, Note 4 states that on June 17, 1996 Granite sold a 95% ownership interest in the company to Douglas Financial Corporation, and Note 3 states that DFC sold its controlling interest in the company on March 9, 1999. Please make each transaction clear and disclose the consideration received in each transaction.

7. Please give us supplemental support for your statement that the California electric power industry is estimated to be a $22 billion per year business.

8. Discuss the significance of and responsibilities of being a "registered alternative service provider" in Nevada.

9. Outline, here or elsewhere, all material components of your "comprehensive package of services."

Principal Products and Services, page 4

10. Please disclose what products you have developed to date. We note in Note 1 to the audited financial statements that one of your activities has been developing products.

Friendly Energy Corporation
Form 10-SB
Page 3

11. Your plan of operations disclosure indicates that you are developing an Electronic Data Interface system. Briefly describe this system and its relevance to your business.

12. Discuss the "alternative pricing structure" you will offer your customers. Briefly clarify what your structure will be an alternative to, and explain how your structure will save customers money.

13. Define "green power."

14. Briefly describe the "market-based pricing model" adopted in California. Also, clarify how your demand management systems will lower costs for customers on a "shared savings basis."

Distribution Methods of the Products and Services, page 5

15. Describe in more detail how you have begun direct marketing of energy services to businesses. Indicate the types of businesses you have targeted and the types of direct marketing activities you have engaged in. Disclose the approximate date when you began these marketing activities and when you expect to begin supplying power to customers.

16. Clarify whether you have a time frame for marketing your products in Nevada, Arizona, and Colorado. Will you need approval from any government agencies in these states?

17. Supplementally, provide us with support (in the form of articles or research reports) for your belief that there is vast market potential for your electricity services. We note that your five direct competitors have longer operating histories, greater name recognition, larger installed customer bases, and greater financial, technical, and marketing resources.

Principal Suppliers, page 6

18. We note that California Power Exchange is the principal supplier of electricity in California. Clarify whether the California Power Exchange or other wholesalers will be your principal supplier.

19. Briefly describe the California Power Exchange. Discuss how it is organized and how it obtains the power it supplies to the state of California. Also, discuss the implications on your business of the Exchange's day-ahead market and the fact that California utilities are forced to buy nearly all the power used by their customers from the Exchange and the Independent System Operator.

20. Supplementally, provide us with support (in the form of articles or research reports) for your beliefs that competitively priced power will continue for approximately three to four

Friendly Energy Corporation
Form 10-SB
Page 4

years, and that new lower-cost power suppliers are expected to become available in the future.

21. Disclose whether you have entered any power supply contracts to date. Discuss all material terms of these agreements, if applicable. Consider filing any agreements as exhibits, or tell us why the agreements are not material. If you have not entered into any agreements for power supply, please explain how you are marketing your services to businesses.

Patents, Trademarks, and Licenses, page 6

22. Discuss all material terms, including duration, exclusivity and scope, of your ESP Service Agreements with San Diego Gas & Electric, Southern California Edison, and Pacific Gas & Electric. Also, briefly describe the significance of qualifying as an electric service provider with these entities.

23. Refer to Section 20 of each agreement. We note that where conflicts exist or develop between an ESP Service Agreement and a direct access tariff that the tariff will prevail. Please disclose any existing or anticipated conflicts between each agreement and the relevant direct access tariff. Provide the relevant tariffs, or portions of the tariffs, as exhibits or discuss why you believe they are not material.

Government Regulations, page 7

24. Discuss how existing or probable governmental regulations will affect your business. Specifically address state regulations in Arizona, Colorado, and Utah, as well as regulations in Nevada and California.

Research and Development, page 7

25. If applicable, discuss the extent to which the cost of developing relationships and opportunities and obtaining approvals as an electric service provider will be borne directly by customers.

Item 2 – Management's Discussion & Analysis, page 8

26. The first paragraph of the MD&A on page 8 says that the financial information provided in the document is limited in scope. A reader may confuse this statement to mean that you have not provided some information that you are required to present. Please revise to clarify what you mean. (A)

Friendly Energy Corporation
Form 10-SB
Page 5

27. The second paragraph of MD&A states that you have had no income. It appears you mean to say you have had no revenue. Please revise or advise. (A)

28. Please disclose that your auditors have noted that there is substantial doubt about the company's ability to continue as a going concern, and disclose the amount of additional funding required to remove the going concern opinion.

29. Discuss supplementally the significance and costs of the Electronic Data Interface (EDI) system.

30. Discuss in detail what you must do to begin earning revenues and when you expect to begin earning revenues.

31. Refer to the disclosure in the last paragraph regarding the increase in working capital attributable to the sale of a note. Disclose the material terms of the note, including principal amount, maturity date, and interest rate.

Plan of Operation, page 9

32. Clarify which markets are not yet deregulated. In addition, reconcile the disclosure that you expect to enter your first electric service contracts in Nevada in the fourth quarter of 2000 and in Arizona in the second quarter of 2001, with your statement on your website that you will have entered the Arizona and Nevada markets in the first quarter of 2000.

33. Revise to explain the term "demand side management."

34. The third paragraph indicates that you will require substantial funds to implement your business plan. Disclose how long your current cash on hand will satisfy your cash requirements. Detail your operating expenses for the next year. Refer to Item 303(a)(1)(i) of Regulation S-B.

35. Discuss how seasonality and market volatility brought about by deregulation will impact your plan of operation.

Cautionary Statement Regarding Forward-Looking Statements, page 10

36. Refer to the second paragraph of this section. Revise this paragraph to make clear that you may revise forward-looking statements in accordance with reporting obligations.

37. We note the reference in the last sentence to a discussion of risk factors. We also note that the registration statement does not include a risk factors section. Please eliminate this reference to the risk factors or provide appropriate risk factor disclosure.

Friendly Energy Corporation
Form 10-SB
Page 6

R&D, page 11

38. Please discuss in greater detail your research and development plan for the term of the plan of operation.

Item 3 – Description of Property, page 11

39. Disclose your recent announcement of the location of four satellite offices in Colorado, Nevada and Arizona. Discuss the present or proposed use of such properties, their suitability and adequacy for such use, and the limitations on ownership. If applicable, please outline briefly the principal terms of any lease of such properties or any option or contract to purchase or sell any of such properties.

40. Revise lines 1 and 4 in the table to show the total beneficial ownership of Mr. Morton and Mr. Trapp. Explain by footnote the number of shares that each of them holds directly and the number held of record by their affiliates, identifying each affiliate.

41. We note that Douglas Trust owned 6.9% of the outstanding shares of common stock as of August 15, 2000. Discuss supplementally how its interest decreased from 95% in 1996 to 6.9% in 2000.

42. Disclose the security ownership of Thomas Bowers, your Chief Operating Officer. See Item 403(b) of Regulation S-B.

43. Disclose the addresses of beneficial owners. In addition, state in a footnote or otherwise the amount of shares that each listed beneficial owner has the right to acquire within sixty days, from options, warrants, rights, conversion privilege or similar obligations. See Item 403(b) of Regulation S-B. We note in particular that you have convertible preferred stock and non-qualified stock options currently outstanding.

Item 5 – Directors, Executive Officers, Promoters and Control Persons, page 12

44. Briefly describe each officer's or director's business experience during the past five years. For example, you have described Craig Morton's professional experience, but his specific experience during the last five years is not clear. Also, for directors, identify other directorships held in reporting companies naming each company.

Friendly Energy Corporation
Form 10-SB
Page 7

Item 6 – Executive Compensation, page 14

45. We note that no executive officer has received compensation from you in excess of $100,000 during any fiscal year. Disclose all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the registrant, and amounts deferred. In addition, disclose compensation of all individuals serving as your chief executive officer or acting in a similar capacity during the last completed fiscal year regardless of compensation. We note that Mr. Morton began serving as your CEO in May, 1999.

46. For stock or any other form of non-cash compensation, disclose the fair market value at the time the compensation was awarded, earned or paid.

47. We note that non-qualified stock options were granted to certain advisors, directors, and key employees, as disclosed in Note 4 to the Financial Statements. Provide the disclosure required under Item 402(c) & (d) of Regulation S-B.

48. Disclose the amount of the cash fee that directors are paid for attending meetings.

49. Discuss the terms of the stock incentive program for directors, executive officers, employees and key consultants.

Item 7 – Certain Relationships and Related Transactions, page 14

50. Disclose whether there are any proposed transactions to which you may be a party in which any of the persons described under Item 404(a) of Regulation S-B is to have a direct or indirect material interest.

51. Provide the information about promoters required under Item 404(d) of Regulation S-B. It appears that James Vogel and JV and Associates may be promoters.

Item 8 – Description of Securities, page 14

52. Disclose the material rights of currently outstanding shares of preferred stock. We note that such disclosure has been made in the Notes to Financial Statements.

53. Describe any provision in the charter or by-laws that would delay, defer or prevent a change in control.

Friendly Energy Corporation
Form 10-SB
Page 8

Part II

Market Information and Price Range, page 16

54. Disclose the source of the high and low bid information.

55. We note that at the time of this filing there was no established public trading market for your common stock. Please provide the disclosure required under Item 201(a)(2) of Regulation S-B.

Item 4 – Recent Sales of Unregistered Securities, page 17

56. Name the persons or identify the class of persons that purchased securities in each transaction listed. It is not sufficient to identify these persons as "share purchasers" or investors known by James Vogel.

57. Please discuss the nature and extent of your relationship with James Vogel and JV and Associates, and provide us with your analysis of whether either may be deemed an underwriter under Section 2(a)(11) of the Securities Act of 1933.

58. Your financial statements indicate that you issued shares in exchange for services in 1998 and 1999, and from inception to December 31, 1999. Please discuss all shares issued in exchange for services in the past three years here, or tell us why you believe disclosure is not appropriate. Similarly, disclose all sales of your preferred stock during the last three years.

Financial Statements

Independent Auditor's Report

59. The cumulative information presented in the Statements of Operations, Statements of Changes in Stockholders' Equity, and the Statements of Cash Flows should be audited. Make arrangements with your auditors to have their report cover this information. (A)

Balance Sheet

60. Please revise the face of the balance sheet to show the number of common shares outstanding. (A)

Friendly Energy Corporation
Form 10-SB
Page 9

Statements Of Operations

61. Please add a "Revenue" caption in the statement of operations to clarify that the company has not recorded any revenue to date. (A)

Statements of Cash Flows

62. The operating section of the statement of cash flows should be revised to state that cash was used by operations and not provided from operations. This comment also applies to the interim financial statements. (A)

Note 1 – Organization

63. The explanation in Note 1 – Organization, of your organization is similar to that presented on page 3 of the document; however, the differences in names and explanations may be confusing to a reader. Please revise either the financial statement explanation or the textual explanation to eliminate inconsistencies. (A)

Note 1 – Organization Costs

64. Your accounting policy for organization costs is inconsistent with SOP 98-5. Please revise. The SOP encourages early application in cases where the financial statements have not yet been issued. Please either revise the financial statements to expense since inception or provide the cumulative effect adjustment required by the SOP. (A)

65. Disclose your policy for determining whether a long-lived asset is impaired. Also, disclose how you calculate the amount of the charge to be recorded when a long-lived asset is deemed to be impaired. See paragraphs 6 (second to last sentence) and 7 (first sentence) of SFAS 121. (A)

Note 3 – Related Party Transactions

66. A footnote should discuss the Due from Officer item. Disclose the business purpose of this item and its terms. Please revise. Also, disclose any other related party transactions. See SFAS 57. (A)

Note 4 – Preferred Stock

67. We do not understand the disclosure about Preferred Stock in Note 4. Since there is preferred stock outstanding the notes need to discuss the terms of each class of stock. If there no liquidation preference or dividend rate what makes the stock "preferred?" Please revise. We may have additional comment. (A)

Friendly Energy Corporation
Form 10-SB
Page 10

68. Are "deemed" liquidation events related to your preferred stock contained in the preferred stock agreements? Ordinary liquidation events, which involve the redemption and liquidation of all equity securities, do not result in a security being classified as redeemable equity. However, "deemed" liquidation events require one or more particular classes or types of equity security to be redeemed and cause those securities to be classified outside of permanent equity. Examples of "deemed" liquidation events requiring the redemption of preferred stock include, but are not limited to, the following:

- a change in control,
- delisting from a stock exchange,
- inability to deliver common shares under a conversion provision,
- violation of a debt or other covenant,
- failure to make timely SEC filings, and
- failure to have an offering declared effective by a particular date.

If "deemed" liquidation events are present in your preferred stock agreements, revise your financial statements to disclose in this footnote the existence of these "deemed" liquidation events, and present your preferred stock outside of permanent equity. (A)

Note 4 - Stock Options

69. The disclosure says you granted stock options to advisors. The fair value of option grants to advisors should be expensed. Please revise. The first paragraph of this section says you granted options for up to 500,000 shares. What do you mean by "up to 500,000 shares"? We do not believe the normal conditions of materiality apply with regard to the need to provide the pro forma information and disclosures required by SFAS No. 123. Please revise to disclose the assumptions used in determining the fair value of stock option grants. Please identify the exercise price of the options. Is it the $.37? Disclose when you granted the options, the footnote just says during the year ended December 31, 1999. (A)

70. Disclose all of the information required by paragraphs 46-48 of SFAS 123 regarding your issuances of options. (A)

Cancellation of common stock

71. The statement of stockholders' equity on page F-4 shows a line item for cancellation of common stock in the year ended December 31, 1999. Please revise to include a footnote explaining this item. (A)

Friendly Energy Corporation
Form 10-SB
Page 11

June 30, 2000 interim financial statements

72. SAB Topic 11:E requires you to be consistent in the order of your presentation of financial information. The chronological order is different in the interim statements than that provided in the annual statements. Please revise. (A)

73. We note that you raised over $500,000 in preferred stock in the interim period. Please revise to include a footnote explaining the issuance(s). Revise to disclose the number of shares issued. Tell us why the dollar amount reported on the preferred stock line item of the face of the interim balance sheet did not change between December 31, 1999 and June 30, 2000. (A)

74. The third paragraph of Management's Discussion and Analysis states that the company had a sale of a note in the period ended June 30, 2000. This should be discussed in the financial statements. Please revise or advise. (A)

Exhibits

75. Please file as an exhibit the By-laws for Friendly Energy Corporation.

Other

Amend the registration statement in response to these comments. Provide a cover letter keying your responses to the comments, and provide any requested supplemental information. If you believe complying with these comments is not appropriate, tell us why in your letter. We may have comments after reviewing your revised materials and your responses.

Direct any questions regarding the accounting comments to Robert Burnett at (202) 942-1809, or Rufus Decker, Assistant Chief Accountant, at (202) 942-1774. Direct any other questions to Gail A. Pierce at (202) 942-2811, Karen J. Garnett, Special Counsel at (202) 942-1883, or the undersigned at (202) 942-1900.

Sincerely,

H. Christopher Owings
Assistant Director

cc: via fax
Carmine J. Bua, III

(b)   Cover Letter to S.E.C. Staff Keying Responses to the Staff Comments

FRIENDLY ENERGY EXPLORATION

February 28, 2009

Ms. Leslie A. Overton, Associate Chief Accountant

U. S. Securities and Exchange Commission

100 F Street, N. E.

Washington, D.C. 20549-5546

Re:  File No. 0-31423 – Your Letter of July 29, 2008 which Requested that We Respond to the Form 10-SB Comment Letter of October 3, 2000

Dear Ms. Overton:

We are including this letter as Exhibit 1 in connection with our filing the 2000 Form 10-KSB.  This letter provides our responses to the original Comment Letter of October 3, 2000.  We have keyed our responses to the staff comments.  The listed paragraph numbers correspond to the paragraph numbers in the Comment Letter.  An amended registration statement responding to the comments is also included with the 2000 Form 10-KSB as a part of Exhibit 1.

We had intended to file the 2000 Form 10-KSB and other 10-K and 10-Q forms which had not been filed shortly after receiving your letter of July.  However, it was a considerable job to prepare all of these reports, and there was a further delay due to a death in my family.

The following responses are written based on our knowledge as of early 2001.

General

1.

Registration Statement Effective Date.  No response required.

2.

Public Offering in 1977.  Note 3 to the financial statements indicates that Douglas Financial Corporation received 750,000 preferred shares for services.  This was not a public offering.

3.

Investor Relations on Website.  The website had not been updated since we originally posted the website in1999.  We have removed any mention of shares and have simply shown an email address for further information.  We have sold no securities in response to inquiries from the website.

4.

Projected Revenues on Website.  We have removed the statement about projected revenues of over $40 million for the year 2000 from the website

Part 1

5.

Development Stage Company.  We have added a statement in the fourth paragraph of Item 1—Description of Business that we are a “development stage” company.

6.

Transactions Leading to Current Structure.  BioTherapeutics Corporation and Granite Development Corporation is the same corporation; there was a name change in 1997.  To clarify, we have changed the name BioTherapeutics to Granite Development in paragraphs 2 and 3 and indicate the original name of BioTherapeutics in parenthesis on the first mention of Granite Development.

7.

California Electric Power Industry.  The U. S. Department of Energy figures for the California electric power industry is $20.2 million for 1999 (“Electric Power Monthly—March 2000”).  However, we have removed the statement about the California electric power market from the Form 10 as not material.

8.

Nevada ASP.  We have removed the statement that we prepared an application to become a Nevada registered alternative energy service provider as not material.

9.

Package of Services.  We have removed the word “comprehensive” so that the sentence now shows some of the additional services we intend to provide.

10.

Products Developed.  It is not our intention to develop products.  Rather we are offering services.  Therefore, we have removed the word products from page 4 and from Audit Note 1.

11.

Electronic Data Interface.  Electricity which we will sell is transmitted over the power lines of electric power companies such as Southern California Edison.  We need an Electronic Data Interface (EDI) to interface with the electric power companies accounting systems so that we can properly bill our clients.

12.

Alternative Pricing Structure.  Residential and small to medium sized business are generally charged the same rate for service throughout each day and billing period regardless of the actual cost to the major electric service providers such as Southern California Edison.  As a result, consumers cannot control their electricity costs by varying the times during which they use electricity and the reliability of service they desire.  We plan to offer customers an alternative pricing structure that charges variable rates depending on the time of day and the season.

13.

Green Power.  Green power is power from renewable sources such as solar and wind.

14.

Market-Based Pricing Model.  By Market-Based Pricing Model, the State of California means that electricity customers will be given the opportunity to pay prices which vary during the day and during a billing cycle depending on local and regional demand.  Customers will therefore have the opportunity to manage their electric demand during the day and during the billing period (e.g., reducing energy consumption during certain peak periods) in such a manner as to lower their costs.  Significant savings are possible by controlling usage during times when the cost of power is several times more expensive than the annual average price.

15.

Direct Marketing.  We have begun marketing in California and Nevada to small and medium sized businesses.  We have several salespersons who are contacting these businesses by phone and by visits.  We began marketing in June 2000 and have six salespersons engaged in this marketing.  We have already received some letters of intent. We do not know how soon we will begin supplying power to customers because we are still working on electric supply contracts, which has been made difficult by the tight supplies.

16.

Nevada, etc. Time Frame.  We have begun marketing in California and Nevada to small businesses.  We are registered as Electric Service Provider in California.  We are in the process of applying to be an Electric Service Provider in Nevada.  We are looking into the requirements to become an Electric Service Provider in Colorado.

17.

Vast Market Potential.  We have removed the sentence.

18.

Principal Suppliers.  We do not expect to purchase much from the California Power Exchange since it is a spot market.  We are looking for longer-term supply contracts.

19.

California Power Exchange.  The California Power Exchange (PX) was set up in 1998 as a central exchange where buyers-the state's three investor-owned utilities-and sellers-energy service providers and generating companies-would match their bids and offers. The PX marketplace purchases power in the spot market.  Under the deregulation law passed in 1996, California's investor-owned utilities (IOUs) were not allowed to enter into long-term contracts.  They were mandated to purchase electricity in the day-ahead and day-of spot market.  Independent Electric Service Providers such as Friendly Energy are not required to buy only in the spot and day-ahead market.

20.

Competitively Priced Power.  Based on events since we filed the Form 10-KSB, such as soaring wholesale electricity rates and occasional blackouts in California, we no longer believe that competitively priced power will continue for approximately the next three to four years.  Nor can we be certain that beyond the four year period that new lower-cost power suppliers will become available through new construction primarily in the southwestern United States.  Therefore, we have removed these statements.

21.

Power Supply Contracts.  We have not entered into any power supply contracts to date.

22.

ESP Service Agreements.  Under California energy deregulation, it is necessary to qualify as an Electric Service Provider.  Our Agreements are for an indefinite term; they will terminate only if we are in default of the agreement or enter into a new agreement.  The Agreements govern the business relationship between the parties by which the ESP shall offer electrical energy services, including account maintenance, billing services, electrical meter installation, and meter reading services.

23.

Direct Access Tariff.  We are uncertain as to the effect of a conflict between our ESP Service Agreements and direct access tariffs.

24.

Governmental Regulations.  Based on events mentioned in 20. above, we are taking a closer look at how current and future government regulations in California and Nevada will impact us.  We are not considering becoming Electric Service Providers in Arizona, Colorado or Utah at this time.

25.

Research and Development.  The cost of developing relationships and opportunities and obtaining approvals as an electric service provider are startup costs which will not be charged directly to customers.

26.

Financial Information Limited in Scope.  The sentence—“Accordingly, the financial information furnished with this registration statement is limited in scope.”—has been removed from the first paragraph of Item 2, MD&A.  This sentence was not appropriate.

27.

Income vs. Revenue.  In the second paragraph of Item 2, MD&A, the two occurrences of “income” have been changed to “revenue”.

28.

Going Concern.  We have added a statement about the company’s ability to continue as a going concern and disclosed the amount of additional funding required in Item 2, MD&A.

29.

Electronic Data Interface Costs.  The Electronic Data Interface interfaces with the electric power companies accounting systems so that we can properly bill our clients.  We have started developing the software, but do not yet have an estimate of the total likely cost.

30.

Revenue Expectations.  To begin earning revenue we must complete our Electronic Data Interface system, complete our “back office” system, and enter into one or more agreements with electric wholesale suppliers.  We do not have a date when these conditions will be met.

31.

Working Capital Note.  The paragraph has been amended to show the terms of the note.

32.

Markets Which Are Not Yet Deregulated.  The website you saw had not been updated since we originally posted the website over one year ago.  We have changed the website to be consistent with the amended Form 10-SB which now indicates that during the next twelve months, we plan to begin servicing customers, first in California and then in Nevada, as soon a deregulation goes into effect.

33.

Demand Side Management.  Demand Side Management means managing the use of electricity (the demand) to lower costs by increasing use when electricity is cheaper (e.g., late at night) and reducing use when it is expensive.

34.

Cash Requirements.  We have amended the third paragraph to show how long our current cash-on-hand will satisfy our cash requirements and we have shown operating expenses for the next year.

35.

Seasonality and Market Volatility.  If market volatility continues, it could adversely affect our plan of operation.  The market is very stressed, and our operations may be delayed.

36.

Revising of Forward Looking Statements.  We have revised the second paragraph to clarify that we may revise forward-looking statements in accordance with reporting obligations.

37.

Risk Factors.  We have deleted the reference to risk factors in the last sentence.

38.

Research and Development Plan.  We are preparing an application to become an electric service provider in Nevada, we are developing our Electronic Data Interface system, developing our “back office” systems, and searching for wholesale electric suppliers.

39.

Satellite Offices.  The satellite offices in Nevada, Arizona, and Colorado are small executive suite type offices which are being used for sales purposes.

40.

Beneficial Ownership.  We have revised the table to show the total beneficial ownership of Mr. Morton and Mr. Trapp and have added footnotes to show the shares held directly and by their affiliates.

41.

Douglas Trust Shares.  We have added a footnote to the table to show that Douglas Trust acquired 95% of the shares of the corporation in 1996 but currently has only 6.9% of the currently issued shares.

42.

Thomas Bowers Shares.  Mr. Bowers has no shares in the corporation. He was terminated from the corporation on October 11. 2000.

43.

Beneficial Owner Addresses and Rights.  We have added a footnote with addresses.  We have added preferred shares to the table.   Also, we have added footnotes showing qualified options granted.  (As noted in #47 below, the corporation has not granted any non-qualified options.)

44.

Business Experience.  We have amended the resumes of officers and directors to more clearly show their business experience during the past five years.  Note that Tom Bowers has been replaced by Stephen McKenery, who is both President and COO.  None of the directors hold other directorships in reporting companies.

45.

Compensation.  The first paragraph and the table have been amended to show all plan and non-plan compensation; there is no deferred compensation.  There was no compensation paid to CEO’s prior to Mr. Morton as shown by a footnote.

46.

Fair Market Value.  The fair market value of the restricted stock awards is shown by footnote.

47.

Non-qualified Stock Options.  Note 4 to the Financial Statements was wrong.  The stock options granted were qualified Incentive Stock Options.  The Incentive Stock Option Plan was provided as Exhibit 6.4.  We have corrected the Financial Statements.  The Incentive Stock Options are now disclosed in a table in the registration statement.

48.

Directors Cash Fee.  The Directors are not paid a cash fee for attending meetings.  The phrase “and may receive a cash fee for attending meetings” was incorrect and has been deleted.

49.

Terms of Stock Incentive Program.  A table has been added (as mentioned in #47) including a footnote regarding vesting.

50.

Proposed Transactions.  We have clarified that there are no proposed transactions.

51.

Promoters.  Mr. Vogel was not a promoter.  The corporation was organized in 1993.  Mr. Vogel assisted the officers and directors in selling some shares under a Reg. D Private Placement Offering in 1998.

52.

Material Rights of Preferred Shares.  We have amended the paragraph to show the material rights of currently outstanding shares of preferred stock.  We have also corrected the notes to the Financial Statements.

53.

Change in Control.  There are no provisions in the By-laws that would delay, defer or prevent a change in control.

Part 2

54.

Bid Information.  The high and low bid information is from Bloomberg.com.

55.

No Established Public Trading Market.  At the time of the filing we were publicly trading on the "electronic pink sheets" on an unquoted basis.  NASD approval was granted on June 26, 2000, which was prior to the filing on August 31, 2000.  Therefore, no disclosure is required

56.

Recent Sales.  In Item 4 we have named the persons or identified the class of persons that purchased the sercurities.

57.

James Vogel and JV & Associates.  The Registration D, Rule 504 Offering shares were sold by James Vogel of JV and Associates to four non-accredited purchasers who signed questionnaires showing that they were sophisticated investors.  Neither Mr. Vogel nor his firm JV & Associates was an underwriter as they did not purchase shares from the Company and then resell them nor participate in any such undertaking as defined in Section 2(a)(11) .

58.

Shares for Services and Preferred Shares.  We have amended the Item 4 to show all common and preferred shares issued for either cash or services.  Also, the Financial Statements, Statement of Changes in Stockholder Equity, has been corrected to show that the 2,625,000 shares issued in 1997 were issued for cash not for services.

Financials

59.

Audit of Cumulative Information.  The cumulative information was part of the audit by Boros & Farmington, P.C. and cumulative columns were provided in the financials even though not stated explicitly in their letter that accompanied the report.  In addition, the later audit by DeJoya Griffith & Company, which was a part of the Form 10-KSB filing for 2005, audited the cumulative information back to January 7, 1993 (the date of inception) as stated in their letter that accompanied the 2005 report.

60.

Common Shares Outstanding.  The face of the Balance Sheet has been revised to show the number of common shares outstanding.

61.

Revenue Caption.  A revenue caption has been added.

62.

Cash Used by Operations.  We have revised the operating section of the audited and interim statement of cash flows to show that cash was used by operations and not provided from operations.

63.

Organization.  We have amended page 3 of the document and Note 1 in the Financial Statements to be consistent.  Note that the confusion about the names BioTherapeutics and Granite Development has been cleared up as discussed in #6.

64.

Organization Costs.  We have revised the financials to expense organization costs.

65.

Long-Lived Assets.  Our policy for determining whether a long-lived asset is impaired is to   measure the difference between the carrying amount on the books and the fair value of the asset.  If the fair value is less than the carrying amount, we will record an impairment loss equal to the difference.

66.

Due from Officers.  A footnote has been added.  There are no other related party transactions.

67.

Preferred Stock.  Note 4 has been revised to show all significant terms including a liquidation preference.

68.

Deemed Liquidation Events.  There are no “deemed” liquidation events contained in preferred stock agreements.

69.

Stock Options.  The paragraph has been corrected to show (1) that the options are incentive stock options not non-qualified options, (2) to show that they have been granted only to officers and not to advisors, and (3) to show that a total of 700,000 shares were granted.  We have added the exercise price and the date of grant.

70.

Additional Stock Option Information.  We granted stock options to three officers on August 6, 1999 for a total of 500,000 shares.  No stock options were granted to advisors. The fair market value was determined as $0.37 per share.  Note 4 has been revised to more clearly explain the stock option grant.

71.

Cancellation of Common Stock.  Of the shares distributed as a part of the spinout, 46,250 shares were issued in error and were later canceled.  We have added this explanation to Note 4: Cancellation of Common Shares of the Audited Financials and Spin-out of Wholly Owned Subsidiary (FS-1).

72.

Order of Presentation.  In our reports we are now consistently putting the current period before the prior period.  We have not included an interim statement as of June 30, 2000 in the amended Form 10-SB as the Form 10-KSB for 2000 presents information for all of 2000.

73.

Preferred Stock Sale.  As mentioned in 72. above, we have not included an interim statement as of June 30, 2000 in the amended Form 10-SB.  The Form 10-KSB for 2000 presents the preferred stock sales information.

74.

Sale of a Note.  The third paragraph of the MD&A has been removed.  The sale of a note was shown in error and is not included in the financials.

Exhibits

75.

Bylaws.  The original name of the corporation was Eco-Systems Marketing Corporation.  The Bylaws have not changed from the original Bylaws which were presented as Exhibit 2.6.

We have amended the registration statement as discussed above, including:

1.

Amended Form 10-KSB

2.

Revised FS-1: Audited Financial Statements for December 31, 1999

Respectfully yours,

/s/ Donald L. Trapp

Donald L. Trapp

Chief Financial Officer

502 North Division Street

Phone:  (702) 953-0411

Carson City, NV 89703

Fax: (702) 987-1355

(c)  Amended Form 10-SB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-SB

General Form for Registration of Securities

Of Small Business Issuers Under Section 12(b)

Or 12(g) of the Securities Act of 1934

FRIENDLY ENERGY CORPORATION

(Name of Small Business Issuer in Its Charter)

Nevada

   91-1832462

(State or Other Jurisdiction of

(I.R.S. Employer

Incorporation or Organization)

Identification No.)

4275 Executive Square, Suite 250, San Diego, California 92037

(Address of Principal Executive Offices)                       (Zip Code)

(858) 622-1200

(Registrant's Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class

Name of Each Exchange on Which

To be so Registered

Each Class is to be Registered

N/A

N/A

Securities to be registered pursuant to Section 12(g) of the Act:

Common Shares, Par Value $0.001

(Title of Class)

FRIENDLY ENERGY CORPORATION

FORM 10-SB

TABLE OF CONTENTS

No.          Title

Page No.

PART I

Item 1.     Description of Business

43

Item 2.     Management's  Discussion  and  Analysis or Plan of

               Operations

47

Item 3.     Description of Property

50

Item 4.     Security Ownership of Certain Beneficial Owners and

               Management

50

Item 5.     Directors and Executive Officers, Promoters and Control

               Persons

52

Item 6.     Executive Compensation

53

Item 7.     Certain Relationships and Related Transactions

54

Item 8.     Description of Securities

54

PART II

Item 1.     Market Price of and Dividends on the Registrant’s

               Common Equity and Related Shareholder Matters

56

Item 2.     Legal Proceedings

56

Item 3.     Changes In and Disagreements with Accountants

56

Item 4.     Recent Sales of Unregistered Securities

56

Item 5.     Indemnification of Directors and Officers

59

PART F/S

              Financial Statements

59

PART III

Item 1.     Index to Exhibits

70

Item 2.     Description of Exhibits

70

               Signatures

71

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

The Registrant, Friendly Energy Corporation, is a Nevada corporation which was incorporated on January 7, 1993 as Eco-Systems Marketing Corporation.  It was originally formed for the purpose of marketing ecologically sound products.

On January 2, 1996, Granite Development Company (named BioTherapeutics Corporation at the time), a public Company, purchased all of the shares of the Registrant.  On July 17, 1996, Douglas Trust purchased 95% of the shares of the Registrant from Granite Development Corporation.

On April 21, 1997, the Registrant changed its name to Rama Financial Corporation and changed its purpose to the development of certain mineral deposits.  Subsequently, on June 24, 1997, Granite Development Corporation distributed all of its remaining shares of the Registrant to its shareholders in a spin out distribution.

On April 12, 1999, the Registrant changed its name to Friendly Energy Corporation.  It changed its primary purpose to selling electric power and related services to businesses and industry in the newly deregulated electrical energy markets, starting with California.  The Registrant is a development stage company as defined in Statement 7 of the Financial Accounting Standards Board.

The Registrant qualified as an electric service provider with San Diego Gas & Electric on January 10, 2000, Southern California Edison on May 15, 2000 and Pacific Gas & Electric on May 18, 2000.

In marketing power to business and industry owners, the Registrant plans to offer a package of services to earn additional revenue, including meter services, demand management services and audit services.

The primary sources of the Registrant's revenues are anticipated to be from the resale of energy purchased on a wholesale basis and from the sale of other services.

On December 27, 1999, the Registrant filed an Information and Disclosure Statement with the National Association of Securities Dealers, Inc. ("NASD") pursuant to Rule 15c2-11 to become a publicly traded nonreporting Company on the OTC Bulletin Board.  On June 26, 2000, the Registrant was notified by the NASD that its shares were qualified for trading on a nonquoted basis on the "electronic pink sheets," where the Registrant's common stock is currently trading under the symbol "FDEG".  Since the Registrant’s securities have not been previously quoted on the OTC Bulletin Board, the Registrant's securities will not be eligible for trading on the OTC Bulletin Board until its Form 10SB Registration Statement clears comments with the Securities and Exchange Commission, and the Registrant remains current in its reporting requirements.

Principal Services

To date the Registrant has devoted substantially all of its efforts and resources to its development as an energy service provider.  The Registrant plans to sell electric power and ancillary services to targeted segments of the economy, e.g., businesses that can efficiently manage their energy demands and businesses that use significant off-peak power.  The Registrant plans to attract customers by reducing electricity consumption costs.  Under current regulation, most customer rates are based on average embedded costs.  Customers generally receive a single, high level of service reliability and are charged the same rate for service throughout each billing period regardless of the actual cost to the utility.  As a result, consumers cannot control their electricity costs by varying the times during which they use electricity and the reliability of service they desire. The Registrant plans to offer customers an alternative pricing structure that will save them money on their electric bills.  The Registrant also plans to save customers money by offering ancillary services, including meter services, demand management services and audit services.  The Registrant also plans to sell “green power” to environmentally concerned consumers.

For certain customers, the Registrant plans to act as an energy aggregator to provide businesses with the opportunity to pool together into a common buying group to make larger, more economical purchases of energy. The Registrant intends to market to various types of organizations, including apartment complexes, business associations, and trade groups.  The Registrant also intends to market to commercial customers in close proximity to each other, including shopping centers, recreational areas, water and school districts, industrial parks, strip malls, and other business centers.

A market-based pricing model has been adopted in California and it is anticipated that it will be adopted in other states.  This places a premium on the ability to control or displace energy consumption during certain peak periods and, therefore, significantly improves the economics of various devices and energy management systems.  Significant savings are possible by controlling usage during times when the cost of power is several times more expensive than the annual average price.  .

The Registrant also plans to offer communication and information management systems to provide customers with continuously updated details of monthly energy use by certain major appliances or by certain pricing categories. This information will enable energy customers to estimate energy cost impacts and potential efficiency improvements.

Distribution Methods of the Services

The Registrant has begun its direct marketing of energy services to businesses.  The Registrant is building up its sales force of independent contractors working under the guidance of the Director of Marketing and regional managers.  The regional managers will be responsible for goals established in regard to the performance of their “team” as well as meeting individual sales goals. Most of the compensation will be performance based, with a small salary, commissions on individual sales and overrides on the performance of representatives under their control.

The sales force is expected to market the Registrant’s products and services through key contacts with "decision makers" in businesses and organizations.  The Registrant plans to advertise its services in various media.  The Registrant also plans to advertise through direct mail, telemarketing, web marketing, and teleconferencing symposiums.  The Registrant intends to maintain a strong Internet presence; the Registrant’s current web site will be enhanced not only to feature information on Friendly Energy, but also to provide industry articles of interest and other items that may be of interest to a web site visitor. An interactive web site is planned for the future, which will allow potential customers to enroll with the Company on-line and will allow existing customers to access data on their individual accounts. The Company will also develop links to other sites of interest to electricity consumers.  .

The Registrant plans to replicate its operating model in other states as they deregulate.  After California, the marketing focus will be Nevada, Arizona and Colorado.  There are more than 40 states at various stages of electricity deregulation.

Competition

Approximately thirty (30) Electric Service Providers (ESPs) in addition to the Registrant are currently qualified to sell electricity in California.  The market can be divided into three major segments: (1) large industrial customers, (2) small to medium-sized commercial customers, and (3) residential customers.  The Registrant does not intend to market to residential customers.  The most competitive market is the large industrial segment.  Many of the large ESPs have targeted industrials as their sole marketing focus.  While the Registrant also intends to penetrate this market, its emphasis is on the small to medium-sized commercial customers.  In this market segment approximately five firms offer direct competition to the Registrant.  Most of the Registrant's competitors have longer operating histories, greater name recognition, larger installed customer bases, and greater financial, technical, and marketing resources than the Registrant.  There is no assurance that the Registrant will be able to compete successfully in the energy business.

Principal Suppliers

The principal supplier of electricity in California is the California Power Exchange which was set up in 1998 as a central exchange where buyers-the state's three investor-owned utilities-and sellers-energy service providers and generating companies-would match their bids and offers..  In addition the Registrant’s suppliers are wholesalers including electrical power suppliers in the Western United States.  The Registrant is currently in negotiations to secure bulk supplies both through power marketing firms specializing in this area and direct solicitation of power sources.  Additionally, other power generation sources are being negotiated with to establish more exclusive business relationships between the generation and wholesale markets to service the Registrant’s retail operations.  Power supply contracts are obtained from these low-cost sources as customer loads grow to the levels that permit economic purchases.  We have not as yet entered into any power supply contracts.

Dependence on One or a Few Customers

The Registrant will not depend on one or a few customers.  The Registrant's products and services require a large customer base.

Patents, Trademarks, and Licenses

The Registrant has not applied for any patents and does not intend to do so in the foreseeable future.  The Registrant has not been issued any registered trademarks for its "Friendly Energy" trade name. The Registrant recently filed a trademark application with the United States Office of Patents and Trademarks for its trade name.  No assurance can be given that the Registrant will be successful in obtaining any trademarks, or that the trademarks, if obtained, will afford the Registrant any protection or competitive advantages.

The Registrant qualified as an electric service provider with San Diego Gas & Electric on January 10, 2000, Southern California Edison on May 15, 2000 and Pacific Gas & Electric on May 18, 2000.  The Agreements govern the business relationship between the parties by which the ESP shall offer electrical energy services, including account maintenance, billing services, electrical meter installation, and meter reading services.

Government Approvals

The Registrant does not require specific governmental approvals at the federal level to transact business as an Electric Service Provider.  The Registrant does not require governmental approvals from the State of California to transact business as an Electric Service Provider since it does not intend to sell to residential customers.  An application has been prepared by the Registrant to become a registered alternative service provider in Nevada.  The Registrant will apply for any necessary governmental approvals in other states as requirements are established.

Government Regulations

There is extensive government regulation of the electric power industry.  At the federal level, the Federal Energy Regulatory Commission ("FERC") regulates the purchase and sale of energy and power.  The individual state’s  Public Utilities Commissions regulate utilities and other purchasers and sellers of power at the state level.

The trend over the last ten years has been to deregulate more and more of the industry.  The 1992 National Energy Policy Act allowed more types of unregulated companies to generate and sell electricity.  In September 1996, the California legislature passed landmark legislation, which fundamentally changed California's electric services industry by introducing competition and consumer choice.  Other states are following suit.  The effect of changing government regulations is expected to be very positive for electric service providers.

Research and Development

The Registrant has spent approximately $1,500,000 over the past one and one-half years in developing relationships and opportunities and obtaining approvals as an electric service provider.  These development costs will not be borne directly by customers.

Compliance with Environmental Laws

As an Electric Service Provider, the Registrant does not assume any of the responsibilities associated with environmental compliance laws or regulations. The Registrant may, indirectly, be impacted by the cost of environmental compliance by some of the power plants from which it purchases power, but the Registrant will seek other power sources if any are found to have substantial environmental problems.

Employees

The Registrant currently has nine full time employees.  Consultants and specialized professional support in the legal, financial, and computer operations are retained on a part-time, as needed, basis.

Litigation

The Registrant is not currently a party to or the subject of any pending legal proceeding.

Reports to security Holders

The Registrant has voluntarily filed the Form 10-SB in order to become a fully reporting company.  This filing was undertaken in order to be eligible for an initial listing on the NASD OTC Bulletin and a listing when qualified on the NASDAQ Small Cap Market.  By virtue of being so listed as a publicly traded company, the Registrant will have access to the public markets for fund raising to assist it with its in Research and Development efforts and for the marketing of its products and services.

This Registration Statement will become automatically effective as of 60 days from the date of filing and consequently, the Registrant will be required to file annual reports in accordance with the Securities Exchange Act of 1934.

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549.  The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains other information regarding issuers that file electronically with the SEC.  The address of that site is (www.sec.gov).  The Registrant’s Internet address is www.friendlyenergy.com.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The primary activities of the Registrant to date have been to form the Company, assemble a management and consultant team, identify markets, develop products, and obtain initial capitalization.  In addition, the Registrant has commenced marketing energy and related services to small and large businesses in California, Nevada and Arizona.  The Registrant has also begun development of its Electronic Data Interface (EDI) system to interface with suppliers and utilities.  The Registrant has not had revenues from operations to date.

Since the inception of January 7, 1993 through December 31, 1999, the Registrant has had no revenue and has had costs and expenses of $653,794, including $332,587 in consulting fees.  At December 31, 1999, the Registrant had working capital of $12,841, which included $8,687 in cash.

The Registrant’s auditors have noted the following: “The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and with which to carry out its planned activities.  These factors raise substantial doubt about the Company's ability to continue as a going concern.”  Management estimates that the Company will need approximately $4 million between now and October 2001, mainly for deposits with energy wholesalers, in order to remove the going concern opinion.

Plan of Operation

Over the next twelve months, the Registrant plans to continue marketing energy and related services to small and large businesses in California and Nevada.

Also during the next twelve months, the Registrant plans to begin servicing customers, first in California and then in Nevada, as soon a deregulation goes into effect.  Services will include auditing services, metering services, monitoring services and billing services.  The Registrant will assist customers in reducing demand, especially peak period demand through consulting services and “demand side management”.  The Registrant will also enhance its web site to handle routine customer inquiries.  In addition, the Registrant will complete its Electronic Data Interface (EDI) system.

The implementation and expansion of the Registrant’s business will require a commitment of substantial funds.  The Company’s current cash on hand will satisfy cash requirements for less than one month.  Operating expenses for 2001 are estimated at $1,341,000 including $607,000 for salaries, $66,000 for professional services, $140,000 for rent and $48,000 for travel.  Additional funding will be required in the future to satisfy capital requirements for the Registrant.  Issuing additional equity will result in dilution to the existing shareholders.  If adequate funds are not available, the Registrant’s business could be adversely affected since internally generated funds are not expected to be sufficient to fund the Registrant’s expansion needs in the in the next twelve months.  At present, there are no funds committed to the Registrant, and no offer for equity or debt financing is imminent.

The Registrant plans to raise approximately $10,000,000 over the next twelve months to expand its marketing activities, implement an Electronic Data Interface (EDI) system, and fund operational activities.  The Registrant plans to raise these funds through the sale of preferred shares and through a registered public offering beginning in the fourth quarter of 2000.

The market for electric energy and related services is characterized by rapidly changing relationships among the generators, the utilities which provide transmission and distribution, and the electric service provider resellers (such as the Registrant) due to ongoing deregulation of the electric energy markets.  In addition, the market for electric energy is characterized by seasonality.  Therefore, the Registrant’s success is dependent upon its ability to develop favorable relationships with generators and utilities and to identify, anticipate and adapt to changes in the industry.

There can be no assurance that competitors will not market electric energy services and related products that have certain competitive advantages over those of the Registrant.  Furthermore, the markets for the Registrant’s products may be particularly volatile due to the changing industry brought about by deregulation.  The Registrant will rely on the experience of its management team to make strategic decisions with respect to its operations.  In addition, the

Registrant will rely on experienced consultants, which it has engaged in the areas of electric deregulation and EDI systems.

There are no known trends, events, or uncertainties, other than those discussed above, that have had or are reasonable expected to have a material impact on the net sales or other revenues from continuing operations of the Registrant.

Other than those discussed above, the Registrant is unaware of any material events and uncertainties that would cause its reported financial information not to be indicative of future operating results or of its future financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this report regarding matters that are not historical facts are forward-looking statements.  Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, competition, the demand for the Registrant’s products, and other factors identified from time to time in the Registrant’s filings with the Securities and Exchange Commission.

The Registrant undertakes no obligation to release publicly any revisions to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  However, the Registrant may revise forward-looking statements in accordance with reporting obligations.

R&D

The Registrant plans to continue developing relationships and opportunities and obtaining approvals as an Electric Service Provider.  In addition, it will continue development of its EDI systems.

Plant and Equipment

The Registrant does not plan to purchase or sell a plant or significant equipment during the next twelve months.  The Registrant plans to develop and install computer based customer relationship management software as well as an Electronic Data Interface (EDI) system that will allow communication directly to the utilities for information interchange.  In California, an EDI system is a requirement placed on individual electric service providers by the utilities as soon as the number of customers served is greater than twenty-five.

Employees

The Registrant plans to expand the number of employees from nine (9) to twenty  (20) over the next twelve months.

ITEM 3.  DESCRIPTION OF PROPERTY

The Registrant’s principal office is located at 4275 Executive Square, Suite 250, La Jolla, CA 92037.  This office occupies approximately 3,100 square feet of office space at a monthly rent of $7,468, plus a pro rata share of building operating expenses. The Registrant's sublease terminates in February 2002.

ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

    MANAGEMENT

The following table sets forth sets forth information as to the shares of common stock owned as of August 15, 2000 for:

I.

Each person who beneficially owns so far as the Registrant has been able to ascertain, more than 5% of the outstanding 12,684,973 shares of the Registrant,

II.

Each Director,

III.

Each of the Officers named in the summary compensation table, and

IV.

All the Directors and Officers as a group unless otherwise indicated in the footnotes below on the table is subject to community property laws where applicable, the persons as to whom the information is given have sole investment power over the shares of common stock.

Title of Class	Name & Address[1] of Beneficial Owner of Shares	Position	Amount of shares held by Owner	Percent of Class
Common	L. Craig Morton[2]	CEO & Director	401,645	3.2%
Preferred[3]	L. Craig Morton	CEO & Director	1,000	0.2%
Preferred	Stephen K. McKenery	President	10,000	2.2%
Common	Donald L. Trapp[4]	CFO & Director	448,283	3.5%
Preferred	Donald L. Trapp	CFO & Director	11,000	2.4%
Common	Heather Jantz[5]	Treasurer & Director	20,000	0.2%
Preferred	Heather Jantz	Treasurer & Director	3,500	0.8%
Common	Douglas Trust		881,472	6.9%
Preferred	Douglas Trust		83,300	18.3%
Common	Douglas Financial Corp.[6]		1,131,380	8.9%
Preferred	Douglas Financial Corp.		63,731	14.0%
Common	Jetco Trust		336,220	2.7%
Preferred	Jetco Trust		124,386	27.3%
Preferred	Erato Trust		127,530	28.0%
All Executive Officers & Directors as a Group		Common:	869,928	6.9%
		Preferred:	25,500	5.6%

______________________

1 The addresses are: All officers: 4275 Executive Square, Suite 250, La Jolla, CA 92037; Douglas Financial Corporation, 3960 Howard Hughes Parkway, Fifth Floor, Las Vegas, NV 89109; Douglas Trust, La Jolla, CA 92037; and Jetco Trust: 1336 Hornblend Street #1, San Diego, CA 92109.

2 1,615 shares are held directly; 100,000 shares are held by Tri-M Trust, an affiliate; and 300,000 shares are held by Urania Trust, an affiliate.  In addition, an option for 200,000 common shares is held.

3 Preferred Shares are convertible to 10 shares of common.

4 38,217 shares are held directly; 8,750 shares are held by Sterling Trust IRA; 1,316 shares are held by Wedbush Morgan IRA; and 400,000 shares are held by Savoy Trust, an affiliate.  In addition, an option for 200,000 common shares is held.

5 An option for 100,000 common shares is held.

6 On 7-17-1996, Douglas Trust acquired 95% of the shares of the corporation or 2,375,000 after splits.  On 7-19-1996, Douglas Trust sold 1,125,000 to Douglas Financial Corporation  and 375,000 to Trapp Family Trust leaving 875,000 shares after splits which is 6.9% of the currently issued shares.  Douglas Trust acquired 6,472 additional shares for a current total of 881,472.

ITEM 5.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

    PERSONS

The following table lists the officers and directors of the Registrant as of November 15, 2000.

Name	Age	Position	Term	Served
				Since
1. L. Craig Morton	56	CEO & Director	2 years	May-99
2. Stephen F. McKenery	56	President & COO		Nov-99
3. Donald L. Trapp	60	CFO, Secretary & Director	2 years	Apr-99
4. Heather Jantz	26	Treasurer & Director	2 years	Apr-99

L. Craig Morton

Craig Morton is CEO of the corporation.  During the five years prior to joining Friendly Energy, he was President of BioTherapeutics Corporation, a manufacturer and marketer of bioactive cleaning and soil remediation products; President of Safety Alert, Inc., a consulting company on safety in the workplace; and President of Hoop, Inc., a basketball membership club in the Northwest.  Earlier, Mr. Morton had an exceptional 18-year professional football career as a National Football League quarterback for the Denver Broncos, the Dallas Cowboys and the New York Giants.  As one of the NFL’s most valuable quarterbacks, he is a veteran of three Super Bowls and was named NFL/AFC Player of the Year in 1977. He is also a member of the College Football Hall of Fame.  His successes in the highly competitive world of professional team sports set the stage for Craig’s career after football.  Craig has used his notable ability to bring successful people together to assemble FEC’s team of energetic and resourceful industry professionals.

Stephen F. McKenery

Steve McKenery is President and Chief Operating Officer of the corporation.  He has more than twenty years experience in the electric power industry across the spectrum from power generation through transmission, distribution, R&D, business development and customer service.  He has also been very active in the development of cost-effective, renewable energy projects.  Prior to joining Friendly Energy, he was the Chief Operating Officer of Solar Utility Company, a high-tech energy start-up, where he oversaw business development and a rapid expansion and 300% growth in volume and revenues.

During 16 years with Southern California Edison, one of the largest electric utilities in the country, Mr. McKenery held a number of senior management positions.  He directed a major R&D program focused on commercialization of leading-edge technologies including distributed generation, automated metering, advanced telecommunications and Internet-based network platforms.  In addition, Mr. McKenery managed and directed the successful completion of more than 300 energy and telecommunication projects including hydroelectric, gas, coal, wind, solar and nuclear facilities.  He was responsible for the completion of Edison’s last large generating station in California, the Balsam Meadow Pumped Storage Hydroelectric Project.  Mr. McKenery also gained international energy development and operations experience in the Pacific Rim and Middle East at management positions with Bechtel Corp. and Santa Fe International.

Mr. McKenery earned his Bachelor of Science in Civil Engineering from Cal Poly San Luis Obispo, and his MBA from Claremont Graduate University.

Donald L. Trapp

Donald Trapp is FEC’s Chief Financial Officer as well as serving as the corporation’s Secretary.  With a background in engineering and systems analysis, including a Masters of Science in Nuclear Engineering from the Massachusetts Institute of Technology, Mr. Trapp brings valuable professional skills as an engineer and systems analyst.  His business experience during the past five years includes CFO of Infohighway International, Inc., an Internet service provider and Executive Vice-President of BioTherapeutics Corporation.  He is a former Division manager of the Economic Analysis Division at Science Applications International Corporation. He was Special Assistant to the Science Director, Agency for International Development at the State Department.

Heather Jantz

Heather Jantz is the Corporate Treasurer of FEC as well as theAdministrative Director.  Her level of integrity and experience is a critical and valuable asset.  The exemplary skills Heather brings to FEC include overseeing the financial and accounting data for the corporation while organizing stockholder agendas.  Heather will maintain the ongoing financial security and growth of FEC and its investors.  Heather is a recent graduate with a Bachelor of Arts degree from the University of Oklahoma.  She had no business experience prior to joining FEC.

ITEM 6.  EXECUTIVE COMPENSATION

No executive compensation was paid before Fiscal Year 1999.  All plan and non-plan executive compensation for all officers paid in Fiscal Year 1999 is shown below:

Summary Compensation Table

Officer	Salary	Restricted Stock Award[1]	Incentive Stock Options
L. Craig Morton, CEO[2]	$128,437	$3,690	200,000
Thomas Bowers, COO	$15,000	$0	0
Donald L. Trapp, CFO	$0	$3,690	200,000
Heather Jantz, Teasurer	$12,500	$3,690	100,000

Information for all Incentive Stock Options granted in 1999 are shown below:

1 Preferred shares were awarded which are convertible to 10 shares of common.  The fair market value at the time of the award was $3.69 per share of preferred or $0.37 per share of common.

2 Douglas Tallant was CEO from January to March 1999 without compensation, and Donald Trapp was CEO from March to May 1999 without compensation

Option Grants in Last Fiscal Year

Name	Number of Securities	Percent of Total Granted to Employees.	Exercise of Base Price ($/sh)	Grant Date	Expiration Date
L. Craig Morton, CEO	200,000	29%	$0.37	8/6/99	8/6/09
Thomas Bowers, COO	200,000	29%	$0.37	10/18/99	10/18/09
Donald L. Trapp, CFO	200,000	29%	$0.37	8/6/99	8/6/09
Heather Jantz, Teasurer	100,000	14%	$0.37	8/6/99	8/6/09

The options have the following additional terms:  50% vest six months after the grant date and the remaining 50% vest one year after the grant date.

Directors receive no cash compensation for their services to the Registrant as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. The Registrant has established a stock incentive program for the directors, executive officers, employees and key consultants of the Registrant. The Registrant has set aside 10% of the issued and outstanding Common Stock of the Registrant for the stock incentive program.

ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Friendly Energy has not entered into or proposed any business transactions during the past two years with (1) any director or executive officer, (2) any nominee for election as a director, (3) any existing shareholder owning more than 5% of the outstanding Common Stock of the Registrant, or (4) any member of the immediate family of any officer or director of the Registrant.

ITEM 8.  DESCRIPTION OF SECURITIES

The authorized capital stock of the Registrant consists of 100,000,000 shares of Common Stock, par value $.001 per share, of which 12,684,973 are presently issued and outstanding, and 10,000,000 shares of Preferred Stock, par value $.001 per share, of which 325,934 are presently issued and outstanding.

Common Stock

Holders of Common Shares of the Company are entitled to cast one vote for each share held at all shareholders meetings for all purposes, including the election of directors, and to share equally on a per share basis in such dividends as may be declared by the Board of Directors out of funds legally available therefore.  Upon liquidation or dissolution, each outstanding Common Share will be entitled to share equally in the assets of the Company legally available for distribution to shareholders after the payment of all debts and other liabilities.  Common Shares are not redeemable, have no conversion rights and carry no preemptive or other rights to subscribe to or purchase additional Common Shares in the event of a subsequent offering.  All outstanding Common Shares are, and the shares offered hereby will be when issued, fully paid and non-assessable.  The Common Shares have no cumulative voting rights.

Preferred Stock

The Preferred Stock authorized may be issued with such rights, preferences and privileges, and issued in such series, as are determined by the Company's Board of Directors.  To date, 355,934 shares of Preferred Stock are issued and outstanding.  Each outstanding share of Series A Convertible Preferred Stock had an original purchase price and has a liquidation preference of $100.  Each outstanding share of Preferred Stock is convertible into ten shares of Common Stock at any time after December 31, 2000 and before December 31, 2010.  Accordingly, if all 355,934 shares of Series A Convertible Preferred Stock were converted, a total of 3,559,340 shares of Common Stock would be issued.  All shares of Common Stock, when issued and fully paid upon the conversion of the Preferred Stock, would be non-assessable and would not be subject to redemption or conversion, nor would they have conversion rights. The preferred shares have no voting power, unless converted into common shares.

Possible Classification of Registrant’s Securities as a “Penny Stock”

By virtue of Rule 3a51-1 of the Securities Act of 1934 (the “Act”), if the Registrant’s common stock has a price of less then $5.00 per share it will be considered a “penny stock”.  The prerequisites required of broker-dealers engaging in transactions involving “penny stocks” have discouraged, or even barred, many brokerage firms from soliciting orders for certain low price stocks.

Still further, with respect to the trading of penny stocks, broker-dealers have an obligation to satisfy certain special sales practice requirements pursuant to Rule 15g-9 of the Act, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser’s written consent prior to the transaction.

Still even further, such broker-dealers have additional disclosure requirements as set forth in the Securities Enforcement Act Remedies and Penny Stock Reform Act of 1990.  These disclosure requirements include the requirement for a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information abut penny stocks and the risks of the penny stock market.

Still even further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.

Accordingly, the above penny stock regulations and the associated broker-dealer requirements will have an adverse effect on the market liquidity of the Registrant’s common stock and the ability of any present and prospective shareholder investors to sell their securities in the secondary market.

However, regardless of the price of the Registrant’s stock, in the event the Registrant has net tangible assets in excess of $2,000,000 and if the Registrant has been in continuous operation for at least three (3) years, or $5,000,000 and if the Registrant has been in continuous operation for less than three (3) years, Rule 3a51-1(g) of the Act will preclude the Registrant’s common stock from being classified as a “penny stock”.

PART II

ITEM 1.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S

    COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information and Price Range

The Registrant's Common Stock was recently approved by the NASD for trading on the "electronic pink sheets" on an unquoted basis.  The approval was granted on June 26, 2000.  There is only a limited history of public trading of the Registrant's common stock; the sponsoring broker-dealer began trading on July 10, 2000.  The high and low bid for July 2000 is $2.25 and $0.25.

Holders

The Registrant has approximately 665 common stock shareholders.

Dividends

The Registrant has never paid a cash dividend.  It is the present policy of the Registrant to retain any extra profits to finance growth and development of the business.  Therefore, the Registrant does not anticipate paying cash dividends on its common stock in the foreseeable future.

ITEM 2.  LEGAL PROCEEDINGS

The Registrant is not a party to any pending legal proceeding.  None of the directors, officers, affiliates or any owner of more than 5% of any class of voting securities of the Registrant, is a party adverse to the Registrant or has a material interest adverse to the Registrant.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The accountant has not resigned, declined to stand for re-election, nor were they dismissed.  The accountant’s report on the financial statements for the last two years contains no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.  There have been no disagreements with any former accountants or any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 4.  RECENT SALES OF UNREGISTERED SECURITIES

(a)  Recent Sales:  The Registrant sold the following stock within the past three years as described below.  Except for the Registration D, 504 Private Placement Offering, all such shares were sold by the officers and directors of the Registrant.  The Registration D, Rule 504 Offering shares were sold by James Vogel of JV and Associates to four non-accredited purchasers.  No underwriters were utilized.

1.

From February 18, 1998 through March 16, 1998, a total of 9,750 shares of common stock were sold to four non-accredited purchasers for cash pursuant to Regulation D, Rule 504 Offering for a total offering of $17,000.

2.

On October 29, 1998, 625,000 shares of common stock were issued to Douglas Financial Corp. for cash for a total offering of $2,500.

3.

On October 30, 1998, 7,500,000 shares of common stock were issued as a result of the conversion of preferred shares earlier purchased on October 27, 1997 for cash for a total offering of $30,000.

4.

On November 11, 1998, 1,963,036 shares of common stock were issued to Douglas Financial Corp. for cash for a total offering of $8,000.

5.

On February 26, 1999, 24,390 shares of preferred stock were issued to Douglas Financial Corp. for cash for a total offering of $90,000.

6.

On April 30, 1999, 16,260 shares of preferred stock were issued to Douglas Financial Corp. for cash for a total offering of $60,000.

7.

On June 30, 1999, 21,680 shares of preferred stock were issued to Douglas Financial Corp. for cash for a total offering of $80,000.

8.

On July 30, 1999, 2,500 shares of preferred stock were issued for services as a sign-up bonus for an officer for a total offering of $9,225.

9.

On September 30, 1999, 33,062 shares of preferred stock were issued to Douglas Financial Corp. for cash for a total offering of $122,000.

10.

On October 18, 1999, 12,500 shares of preferred stock were issued for services as a sign-up bonus for an officer and an employee for a total offering of $46,125.

11.

On December 22, 1999, 5,000 shares of preferred stock were issued for services as year-end bonuses for 6 officers and employees for a total offering of $18,450.

12.

On December 30, 1999, 51,491 shares of preferred stock were issued to Douglas Financial Corp. for cash for a total offering of $190,000.

13.

On March 31, 2000, 56,911 shares of preferred stock were issued to Douglas Financial Corp. for cash for a total offering of $210,000.

14.

On April 12, 2000, 10,000 shares of preferred stock were issued for services as a  bonus for an officer for a total offering of $36,900.

15.

On June 30, 2000, 58,266 shares of preferred stock were issued to Douglas Financial Corp. for cash for a total offering of $215,000.

 (b)  Exemptions from Registration:  With respect to the issuance of the 9,750 common shares listed at Item 4(a)1, such issuance was made in reliance on the private placement exemptions provided by Section 4(2) of the Securities Act of 1933 as amended, (the “Act”), SEC Regulation D, Rule 504 of the Act and Nevada Revised Statues 78.211, 78,215, 78.3784, 78.3785 and 78.3791 (collectively the “Nevada Statutes”).

With respect to the issuance of the other shares listed above, such issuances were made in reliance upon the private placement exemptions provided by Section 4(2) of the Act and the Nevada Statutes.

(c)  Basis for Reliance Upon Exemption From Registration:  The Registrant has relied upon the private placement exemptions from registration provided by Section 4(2) of the Securities Act of 1933 as amended, (the “Act”), SEC Regulation D, Rule 504 of the Act.  With respect to the Rule 504 exemption, this type of offering is available to issuers who are not reporting companies, investment companies or “blank check” companies.  Accordingly, this offering was available to the Registrant.  A further requirement is that the offering may not exceed $1,000,000 in any twelve (12) month period.  There is no limitation on the number of purchasers nor is there a requirement that such purchasers be accredited investors.  All of the shares issued pursuant to Rule 504 offering satisfied these requirements.

Those shares not issued pursuant to Rule 504 were issued pursuant to Section 4(2) of the Act which exempts from registration transactions by an issuer not involving a public offering.  This offering exemption is available to any issuer but prohibits general solicitation or advertising.  Prospective purchasers must have access to information about the issuer.  The Registrant utilized this Section 4(2) exemption by providing prospective purchasers with such sufficient information and required that all such purchasers by financially sophisticated; have a certain net worth and have the ability to bear the risk of loss of their respective investments.

In each instance, each of the share purchasers had access to sufficient information regarding the Registrant so as to make an informed investment decision.  More specifically, each purchaser signed either a written Subscription Agreement or a Share Purchase Agreement, with respect to their financial status and investment sophistication wherein they warranted and represented, among other things, the following:

1.

That they had the ability to bear the economic risks of investing in the shares of the Registrant.

2.

That they had sufficient knowledge in financial, business, or investment matters to evaluate the merits and risks of the

investment.

3.

That they had a certain net worth sufficient to meet the

suitability standards of the Registrant.

4.

That the Registrant has made available to them, his counsel and his advisors, the opportunity to ask questions and that they have been given access to any information, documents, financial

statements, books and records relative to the Registrant and an investment in the shares of the Registrant.

ITEM 5.  INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Registrant’s Articles of Incorporation and Bylaws limit the liability of its directors to the fullest extent permitted by Nevada corporate securities law.  Specifically, directors of the Company will not be personally liable for monetary damages for breach of fiduciary duty as directors, except liability for (i) any breach of the duty of loyalty to the Company or its shareholders, (ii) acts or omissions not in good fait or that involve intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain securities laws, or (v) any transaction from which the director derives an improper personal benefit.  Liability under federal securities law is not limited by the Articles.

PART F/S

         The following financial statements are submitted pursuant to the information required by Item 310 of Regulation S-B:

FINANCIAL STATEMENTS

No.

Description

FS-1

Friendly Energy Corporation Audited Financial

Statements December 31, 1999 and 1998.  Attached below.

S-2

Friendly Energy Corporation Unaudited Financial

Statements June 30, 2000.  Not included in this Amended 10-SB since the Form 10-KSB for 2000 provides audited information for all of 2000.

FS-1

FRIENDLY ENERGY CORPORATION

(A Development Stage Company)

Financial Statements

and

Independent Auditor’s Report

December 31, 1998 and June 30, 1999

As Revised February 28, 2009

Table of Contents

Page

Independent Auditor's Report

61

Audited Financial Statements:

Balance Sheets

62

Statements of Operations

63

Statements of Changes in Stockholders' Equity

64

Statements of Cash Flows

66

Notes to Financial Statements

67

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Friendly Energy Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Friendly Energy Corporation at December 31, 1998 and 1997 and June 30, 1999 and the related statements of changes in stockholders' equity, operations, and cash flows for the years ended December 31, 1998 and 1997 and the six month periods ended June 30, 1999 and 1998.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendly Energy Corporation at December 31, 1998and 1997 and June 30, 1999, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the six month periods ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  However, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and with which to carry out its planned activities.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boros & Farrington P.C.

Boros & Farrington P.C.

San Diego, California

September 10, 1999

FRIENDLY ENERGY CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	1998	1999
Current assets
Cash	$ -	$ 8,687
Due from officer	-	4,154
	-	12,841

Furniture and equipment, less
accumulated depreciation of $2,739	-	23,392
	$ -	$ 36,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ -	$ 26,092

Contingencies (Note 2)

Stockholders' equity
Preferred stock; $0.001 par value per share;
10,000,000 shares authorized	-	152
Common stock, $0.001 par value per share;
100,000,000 shares authorized	12,731	12,685
Additional paid-in capital	105,779	666,123
Deficit accumulated during the development stage	(118,510)	(668,819)
	-	10,141
	$ -	$ 36,233

The accompanying notes are an integral part of this statement.

FRIENDLY ENERGY CORPORATION
(A Development Stage Company)
Statements of Operations

			From January 7,
	Year Ended	Year Ended	1993 (Inception)
	December 31,	December 31,	December 31,
	1998	1999	1999
Expenses
Consulting fees	$ 26,077	$ 245,500	$ 332,587
Compensation and benefits	-	64,775	64,775
Outside services	-	9,101	9,101
Travel and subsistence	-	75,873	75,873
Professional services	1,157	31,964	33,387
Depreciation	-	2,739	2,739
Rent	-	69,791	69,791
Contributions	-	10,000	10,000
Telephone and postage	-	14,448	14,448
Advertising and promotion	-	10,981	10,981
Office supplies	-	3,868	3,868
Other general and administrative	-	11,269	41,269
Net loss	$ 27,234	$ 550,309	$ 668,819
Weighted average number of shares (thousands)
Basic and diluted	3,848	12,685	12,685
Net loss per common share
Basic and diluted	($0.01)	($0.04)	($0.05)

The accompanying notes are an integral part of this statement.

FRIENDLY ENERGY CORPORATION
(A Development Stage Company)
Statement of Changes in Stockholders' Equity

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 7, 1993 (Date of inception)	0	$0	0	$0	$0	$0	$0

Common shares issued to officers & directors for cash, $0.016 per share	63,750	64	0	0	936	0	1,000

Net loss	0	0	0	0	0	(1,000)	(1,000)

Balance at December 31, 1993, 1994, and 1995	63,750	64	0	0	936	(1,000)	0

Common shares cancelled	(63,750)	(64)	0	0	64	0	0

Common shares issued for cash, $0.00 per share	2,500,000	2,500	0	0	(2,490)	0	10

Conversion to preferred stock	(500,000)	(500)	50,000	50	450	0	0

Net loss	0	0	0	0	0	(10)	(10)

Balance at December 31, 1996	2,000,000	2,000	50,000	50	(1,040)	(1,010)	0

Common shares issued relating to spin-out	15,223	15	0	0	(15)	0	0

Common shares issued for cash, $0.80 per share	37,500	37	0	0	29,963	0	30,000

Common shares issued to officers and directors for cash, $0.685 per share	43,750	44	0	0	29,956	0	30,000

Preferred shares issued to officers and directors for services, $0.04 per share	0	0	750,000	750	29,250	0	30,000

Net loss	0	0	0	0	0	(90,266)	(90,266)

Balance at December 31, 1997	2,096,473	2,096	800,000	800	88,114	(91,276)	(266)

Common shares issued for cash, $1.74 per share	9,750	10	0	0	16,990	0	17,000

Common shares issued to officers and directors for services, $0.004	2,625,000	2,625	0	0	7,875		10,500

Conversion of preferred stock	8,000,000	8,000	(800,000)	(800)	(7,200)	0	0

Net loss	0	0	0	0	0	(27,234)	(27,234)

Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(118,510)	0

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(550,309)	(550,309)

Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(668,819)	10,141

The accompanying notes are an integral part of this statement.

FRIENDLY ENERGY CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			From January 7,
	Year Ended	Year Ended	1993 (Inception)
	December 31,	December 31,	To December 31,
	1998	1999	1999)
Cash flows from operating activities
Net loss	$ (27,234)	$ (550,309)	$ (668,819)
Non-cash items included in the net loss
Depreciation	-	2,739	2,739
Stock issued for services	10,500	18,450	18,450
Changes in operating assets and liabilities
Due from officer	-	(4,154)	(4,154)
Accounts payable and accrued liabilities	(266)	25,841	25,841
Net cash from operating activities	(17,000)	(507,433)	(625,943)

Cash flows from investing activities
Capital expenditures	-	(26,131)	(26,131)

Cash flows from financing activities
Proceeds from sale of common stock	17,000	-	88,510
Proceeds from sale of preferred stock	-	542,000	572,000
Net cash from financing activities	17,000	542,000	660,510

Increase in cash	-	8,436	8,436

Cash, beginning of year	-	-	-

Cash, end of year	$ -	$ 8,436	$ 8,436

The accompanying notes are an integral part of this statement.

FRIENDLY ENERGY CORPORATION

(A Development Stage Company)

Notes to Financial Statements

1.

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization.

Friendly Energy Corporation (the "Company") was incorporated on January 7, 1993 as Eco-Systems Marketing Corporation.  On January 2, 1996, Granite Development Company (named BioTherapeutics Corporation at the time), a public Company, purchased all of the shares of the Company.  On July 17, 1996, Douglas Trust purchased 95% of the shares of the Company from Granite Development Corporation.  On April 21, 1997, the Company changed its name to Rama Financial Corporation.  On June 24, 1997, Granite Development Corporation distributed all of its remaining shares of the Company to its shareholders in a spin out distribution.  On April 12, 1999, the Company changed its name to Friendly Energy Corporation.  The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board.  Planned principal operations of the Company have not yet commenced; and activities to date have been limited to forming the Company, assembling a management and consultant team, identifying markets, and obtaining initial capitalization.  The Company intends to sell electric power and related services to small and medium sized businesses in the newly deregulated California market.

Furniture and Equipment.  Furniture and equipment is stated at cost.  Additions, renovations, and improvements are capitalized.  Maintenance and repairs which do not extend asset lives are expensed as incurred.  Depreciation is provided on a straight-line basis over estimated useful lives ranging from 5 to 7 years.

Organization Costs.  Organization costs have been capitalized.  Amortization is provided on a straight-line basis over five years.

Shares Issued in Exchange for Services.  The fair value of shares issued in exchange for services rendered to the Company was determined by the Company's officers and directors.

Income Taxes.  The Company has made no provision for income taxes because of financial statement and tax losses since its inception.  A valuation allowance has been used to offset the recognition of any deferred tax assets due to the uncertainty of future realization.  The use of any tax loss carryforward benefits may also be limited as a result of changes in Company ownership.

Net Loss Per Common Share.  Basic loss per common share (“Basic EPS”) excludes dilution and is computed by dividing net loss available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period.  Diluted loss per common share (“Diluted EPS”) is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per share.

Stock-Based Compensation.  In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (FAS123)”, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock option plans.  Under APB 25, if the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized.  Information regarding the Company’s pro forma disclosure of stock-based compensation pursuant to FAS 123 may be found in Note 4.

Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

2.

GOING CONCERN CONTINGENCY

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and with which to carry out its planned activities.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is negotiating equity financing to fund planned operations.  However, there is no assurance that the Company will be able to obtain such financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

RELATED PARTY TRANSACTIONS

Douglas Financial Corporation (“DFC”) acquired a controlling interest in the Company in connection with the spin-out from Granite Development Corporation (see Note 1)  In 1997, the Company paid $30,000 to DFC for costs connected with the reorganization of the Company.    The Company incurred fees of $18,208 in 1998 and $60,000 in 1997 to DFC for management services, assistance with becoming publicly traded, and assistance in preparing business plans.  These fees were paid in cash totaling $15,577 in 1998 and $30,000 in 1997 and stock valued at $2,631 (657,718 common shares) in 1998 and $30,000 (750,000 preferred shares) in 1997.  On March 9, 1999, DFC sold its controlling interest in the Company and the majority owner of DFC resigned as an officer and director of the Company.

In 1999, L. Craig Morton, CEO received an advance of $2,161 and Donald Trapp, CFO received advances of $1,994.  These advances have not been repaid.

In 1999, the Company acquired furniture and equipment valued at $8,945 from certain shareholders.

4.

STOCKHOLDERS EQUITY

Preferred Stock.  Each outstanding share of Preferred Stock is Series A Convertible, had an original purchase price, has a liquidation preference of $100, and is convertible into ten shares of Common Stock at any time after December 31, 2000 and before December 31, 2010.

Reverse Stock Splits.  On April 28, 1997, the board of directors authorized a 2.5 to 1 reverse stock split of outstanding common and preferred shares.  On August 21, 1997, the board of directors authorized a 4 to 1 reverse stock split of outstanding common and preferred shares.  The outstanding common and preferred shares included in the accompanying financial statements have been retroactively restated for the effect of these reverse stock splits.

Cancellation of Common Shares.  On June 2, 1996, in connection with the acquisition of the Company by Granite Development Corporation (“Granite”), the Company cancelled all outstanding shares of common stock and issued a total of 2,500,000 shares to Granite for consideration of $10.  Also, see next note for cancellation of certain shares on June 30, 1999.

Spin-out of Wholly Owned Subsidiary.  On June 17, 1996, Granite sold a 95% ownership interest in the Company to Douglas Financial Corporation.  Granite then distributed the remaining 5% ownership interest to its shareholders as a dividend.  The Company issued 15,223 common shares to correct certain errors in the dividend distribution.  On June 30, 1999, the Company cancelled 46,250 common shares to correct certain errors in the dividend distribution.

Stock Options.  On August 6, 1999, the Company granted incentive stock options to officers to purchase 500,000 shares of the Company’s common stock.  On October 18, 1999, the Company granted incentive stock options to an officer to purchase 200,000 shares of the Company’s common stock.  The options were granted at an exercise price of $0.37.  The options vest 50% after six months from the date of grant and the remaining 50% after one year.

The following is a summary of the stock option activity:

Exercise Price

Shares

Granted and outstanding

$0.37

500,000

Exerciseable, December 31, 1999

$0.37

-

Stock-Based Compensation.  On December 22, 1999, the Company granted year-end stock bonuses to six employees for a total of 5,000 shares of preferred stock for a total value of $18,450.

*****

PART III

ITEM 1.  INDEX TO EXHIBITS

The Exhibits listed and described below in Item 2 are filed herein as the part of this Registration Statement.  Not included in this Amended 10-SB since there are no changes to these Exhibits.

ITEM 2.  DESCRIPTION OF EXHIBITS

The following documents are filed herein as Exhibit Numbers 2, 3, 5, 6 and 7 as required by Part III of Form 1-A:

Exhibit No.

Description

2

Charter and By-Laws

2.1

Articles of Incorporation of Eco-Systems Marketing Corporation

2.2

Certificate of Amendment to Articles of Incorporation of Eco-Systems Marketing Corporation (4/21/1997)

2.3

Certificate of Amendment to Articles of Incorporation of Eco-Systems Marketing Corporation (4/28/1997)

2.4

Certificate of Amendment to Articles of Incorporation of Rama Financial Corporation (9/25/1997)

2.5

Certificate of Amendment to Articles of Incorporation of Rama Financial Corporation (4/2/1999)

2.6

By-Laws of Eco-Systems Marketing Corporation

3

None

Instruments Refining the Rights of Security Holders

5

None

Voting Trust Agreements

6

Material Contracts

6.1

ESP Service Agreement with San Diego Gas & Electric

6.2

ESP Service Agreement with Southern California Edison

6.3

ESP Service Agreement with Pacific Gas & Electric

6.4

Friendly Energy Corporation 1999 Incentive Stock Option Plan

7

None

Material Foreign Patents

27

Financial Data Schedule

SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY ENERGY CORPORATION

Dated:  February 28, 2009             BY:   /s/ Douglas B. Tallant

DOUGLAS B. TALLANT

President

Exhibit 31.1

I, Douglas Tallant, certify that:

(1)     I have reviewed this Annual Report on Form 10-KSB of Friendly Energy Corp.;

(2)     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)    The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and

15d-15(f)) for the small business issuer and have:

(a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)     Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)     The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: February 28, 2009

/s/ Douglas Tallant

-----------------------

    Douglas Tallant, Director and President

Exhibit 31.2

I, Donald Trapp, certify that:

(1)     I have reviewed this Annual Report on Form 10-KSB of Friendly Energy Corp.;

(2)     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)     The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)     Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)     The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: February 28, 2009

/s/ Donald Trapp

-----------------------

    Donald Trapp, Director

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of Friendly Energy Corporation(the "Company") on Form 10-KSB for the period ending December 31, 2000 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglass Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 9th day January 2009.

/s/ Douglas Tallant

------------------------

    Douglas Tallant, President/Director

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of Friendly Energy Corporation(the "Company") on Form 10-KSB for the period ending December 31, 2000 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 9th day January 2009.

/s/ Donald Trapp

------------------------

    Donald Trapp, Director