Form 10-K
period 2008-12-31
FRIENDLY ENERGY EXPLORATION
filed 2009-03-31
CIK 1120434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 12b-25

                          NOTIFICATION OF LATE FILING


(Check one): |X| Form 10-K |_| Form 20-F |_| Form 11-K |_| Form 10-Q
             |_| Form 10-D |_| Form N-SAR |_| Form N-CSR

        For Period Ended: _________________

        |_| Transition Report on Form 10-K
        |_| Transition Report on Form 20-F
        |_| Transition Report on Form 11-K
        |_| Transition Report on Form 10-Q
        |_| Transition Report on Form N-SAR

For the Transition Period Ended:___December 31, 2008___________________________

--------------------------------------------------------------------------------
NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.
--------------------------------------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

--------------------------------------------------------------------------------

PART I -- REGISTRANT INFORMATION

Friendly Energy Exploration
--------------------------------------------------------------------------------
Full Name of Registrant


--------------------------------------------------------------------------------
Former Name if Applicable

502 North Division Street
--------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

Carson City, NV 89703
--------------------------------------------------------------------------------
City, State and Zip Code

PART II -- RULES 12B-25(B) AND (C)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

    (a) The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense


    (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion
|X| thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Qorsubject distribution reporton
         Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

    (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

Our auditor is in hospital recovering from knee surgery.




PART IV -- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

             Donald Trapp                    (407) 482-4505
      --------------------------------------------------------------------------
                (Name)                  (Area Code)       (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer
      is no, identify report(s).     Yes  |x|   No |_|

      --------------------------------------------------------------------------

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion
      thereof?                       Yes |_|    No |x|

      If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

================================================================================

                       FRIENDLY ENERGY EXPLORATION
                  --------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date      March 30, 2009                   By  /s/ Donald L. Trapp
      ------------------------             ----------------------------------



---------------------------------ATTENTION--------------------------------------
INTENTIONAL MISSTATEMENTS OR OMISSIONS OF FACT CONSTITUTE FEDERAL CRIMINAL VIOLATIONS (SEE 18 U.S.C.1001).
--------------------------------------------------------------------------------