Form 10-K
period 2008-12-31
FRIENDLY ENERGY EXPLORATION
filed 2009-04-15
CIK 1120434

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark if the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $330,000 computed by reference to the price at which the common equity was last transacted on that date.

On December 31, 2007, the issuer had 21,568,790 shares of Common Stock, $0.001 par value issued and outstanding.

No documents are incorporated by reference.

PART I

ITEM 1.  BUSINESS.

Our Background . Friendly Energy Exploration was formed under the laws of the State of Nevada on January 7, 1993 under the name Eco-Systems Marketing. Eco-Systems subsequently changed its name to Rama Financial Corporation. An amendment to the Articles of Incorporation was filed changing the corporate name to Friendly Energy Corporation and then to Friendly Energy Exploration in April 2008.

Friendly Energy Exploration was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Nevada. Friendly Energy Exploration, from its inception in 1993 to 2005, was engaged primarily in establishing itself as an electric service provider to California customers.

Friendly Energy Exploration changed its business focus in February 2005 to pursuing oil and gas development opportunities.

Our Business. Friendly Energy Exploration was inactive from 2002 to February 2005, when the company began the process of identifying potential oil and gas prospects for development. The primary focus is on property in established oil fields to minimize any potential risk.

We currently hold interests in an oil field prospect in Texas, in a gas well in southwest Iowa, and in an oil field prospect in central Oklahoma.

Our Oil and Gas Property.  The oil and gas properties are as follows:

Talpa Project  Friendly Energy Exploration purchased a 25% working interest in an 1,100 acre oil and gas lease in Texas.  However, there is an unresolved dispute concerning this working interest.  We expect to have this dispute resolved in April 2009.

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

Accumulated Losses

To date the Company's operations have generated very little operating cash flows to provide working capital for the Company's ongoing overhead, the funding of its lease acquisitions and the exploration and development of these properties. Without adequate financing, the Company may not be able to successfully develop any prospects that it acquires or achieve profitability from its operations in the near future or at all.

During the year ended December 31, 2008, Friendly incurred a net loss of $365,473 and as of December 31, 2008 has an accumulated deficit of $2,365,599 since beginning in the oil and gas exploration business in February 2005..

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

New government regulation and environmental risks could increase our costs.

The production and sale of oil and gas are subject to a variety of federal, state and local government regulations. These include:

·	the prevention of waste
·	the discharge of materials into the environment
·	the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations
·	the spacing of wells
·	the unitization and pooling of properties

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

ITEM 2. PROPERTIES.

As of the dates specified in the following table, Friendly Energy Exploration held the following property in the following amounts:

Property	December 31, 2008	December 31, 2007
Cash and equivalents	$ 115	$ 628
Notes	$ 319,000	$ 319,000
Equipment	$ 1,644	$ 2,466
LLC Investment	$ 1,000	$ 1,000
Asher #1 Well	$ -	$ 103,077
Asher #2 Project	$ -	$ 5,008
Red Oak Project	$ 242,000
Talpa Project	$ 50,000
West Peach Project	$ 36,970	$ 52,005
	$ 650,729	$ 483,184

Friendly Energy Exploration defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Friendly Energy Exploration does not presently own any interests in real estate.

Facilities. Friendly Energy Exploration does not own any real or personal property nor does the Company currently lease any office space.

ITEM 3. LEGAL PROCEEDINGS.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

PART II

ITEM 5. MARKET FOR REGITRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As at December 31, 2008 there were approximately 577 holders of the outstanding shares of the Friendly Energy Exploration’s $0.001 par value common stock. Friendly Energy Exploration participates in the PinkSheets Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "FEGR". The Friendly Energy Exploration's common stock has closed at:

Quarter	High	Low
2005 First Quarter	$ 1.500	$ 1.050
2005 Second Quarter	$ 1.625	$ 1.375
2005 Third Quarter	$ 1.950	$ 1.575
2005 Fourth Quarter	$ 1.275	$ 1.000
2006 First Quarter	$ 4.700	$ 1.250
2006 Second Quarter	$ 3.000	$ 1.375
2006 Third Quarter	$ 3.375	$ 1.500
2006 Fourth Quarter	$ 1.975	$ 1.000
2007 First Quarter	$ 1.725	$ 0.500
2007 Second Quarter	$ 2.625	$ 0.900
2007 Third Quarter	$ 1.625	$ 0.800
2007 Fourth Quarter	$ 0.800	$ 0.250
2008 First Quarter	$ 0.570	$ 0.200
2008 Second Quarter	$ 0.120	$ 0.680
2008 Third Quarter	$ 0.014	$ 0.070
2008 Fourth Quarter	$ 0.008	$ 0.024

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

Common Stock . Friendly Energy Exploration is authorized to issue 100,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Friendly Energy Exploration constitute equity interests in Friendly Energy Exploration entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. As of December 31, 2008, 21,568,790 shares of the Friendly Energy Exploration’s common stock were issued and outstanding.

The holders of Friendly Energy Exploration’s common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. Holders of preferred stock are entitled to ten votes for each share of record on all matters to be voted on by shareholders.  There is no cumulative voting with respect to the election of directors of Friendly Energy Exploration or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The holders of Friendly Energy Exploration’s common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Friendly Energy Exploration’s common stock. All of the outstanding shares of Friendly Energy Exploration’s common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividends . The holders of the Friendly Energy Exploration’s  common stock are entitled to receive dividends when, as and if declared by Friendly Energy Exploration’s  Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of Friendly Energy Exploration’s Board of Directors. In the event of liquidation, dissolution or winding up of Friendly Energy Exploration, the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of Friendly Energy Exploration and after provision has been made for each class of stock, if any, having preference in relation to Friendly Energy Exploration’s common stock.

Friendly Energy Exploration has never declared or paid any dividends on its common stock. Friendly Energy Exploration does not intend to declare or pay any dividends in the foreseeable future.

Sales of Securities

2008 Stock Transactions

During the year ended December 31, 2008, the Company issued common shares relating to the reverse stock split on March 24, 2008; shareholders with less than 25 old shares were issued a total of 979 common shares.  No other shares were issued during 2008.

2008 Stock Options

No stock otpions were issued during 2008.

ITEM 6. SELECTED FINANCIAL DATA.

This item is not required by smaller by smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources.

For the year ended December 31, 2008, we had total assets of $650,729, compared to total assets in 2007 of $483,184. The increase in assets was mainly due mainly to borrowing for participation in the Red Oak Prospect. At December 31, 2008, we had current liabilities of $1,520,961 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loans payable. At December 31, 2007 we had current liabilities of $987,973.

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

Results of Operations

We realized revenue from operations in 2008 of $5,035 received from the Asher #1 oil well. During the year ended December 31, 2008 the loss from operations is $365,473 (2007 - $484,269). This decrease in loss was due primarily to a reduction of stock based compensation and interest expense in 2008. From February 11, 2005 (inception of oil and gas exploration operations) to December 31, 2008, Friendly Energy Exploration has incurred cumulative net losses of $2,365,599.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required by smaller by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  the Board of Directors and Shareholders

Friendly Energy Exploration

502 North Division Street

Carson City, Nevada  92684

I have audited the accompanying consolidated balance sheet of Friendly Energy Exploration as of December 31, 2008 and 2007 and the related consolidated statements of operations and of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Friendly Energy Exploration as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended December 31, 2008 and 2007, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has yet commenced limited operations.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

April 11, 2009

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	31-Dec-08	31-Dec-07

ASSETS

Current assets
Cash and cash equivalents	$ 115	$ 268
Advances	-	360
Total current assets	115	628

Other Assets
Property and equipment, net	1,644	2,466
Investment	1,000	1,000
Notes	319,000	319,000
Asher #1 Oil Well	-	103,077
Asher #2 Project	-	5,008
Red Oak Project	242,000	-
Talpa Project	50,000	-
West Peach Project	36,970	52,005
Total Other Assets	650,614	482,556

Total Assets	$ 650,729	$ 483,184

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 87,990	$ 158,419
Payroll Tax Liabilities	96,609	83,085
Judgement payable	216,605	196,074
Deferred Salaries	588,000	348,000
Interest Payable	144,697	143,710
Loan Payable	358,779	51,569
Loans Payable-Related Parties	28,281	7,086
Total current liabilities	1,520,961	987,943

Total liabilities	1,520,961	987,943

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 21,568,790 and 2,782,271 shares,
respectively, issued and outstanding	21,569	2,782
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 7,667,302 and 9,545,856 shares,	7,667	9,546
respectively, issued and outstanding
Additional paid-in capital	3,667,693	3,684,601
Accumulated deficit in the develoment stage	(4,567,161)	(4,201,688)
Total stockholders' deficit	(870,232)	(504,759)

Total liabilities and stockholders' deficit	$ 650,729	$ 483,184

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
			(February 11, 2005)
	For the year ended	For the year ended	through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenue	$ 5,035	$ 11,018	$ 16,053

Operating expenses
Amortization Expense	-	-	-
Depreciation	822	1,004	8,897
Dry Hole Cost	-	1,348	88,157
Intangible Drilling Costs	-	17,953	333,206
Legal Fees	850	5,907	20,427
Officer Wages	240,000	241,000	987,000
Oil Well Operations Cost	3,157	6,111	9,740
Payroll Expenses	13,524	12,800	59,341
Professional Fees	23,572	5,962	56,653
Rent	-	-	-
Stock Based Compensation	-	93,484	355,842
Telephone	2,765	5,451	19,381
Travel & Entertainment	5,154	5,951	23,756
General and administrative	30,731	5,303	52,614
			-
Total operating expenses	320,575	402,274	2,015,013
			-
Loss from operations	(315,540)	(391,256)	(1,998,961)

Other income (expenses):
Other income	-	-	-
Forgiveness of Debt	-	-	-
Impairment Loss on Asset	-	-	-
Interest Expense	(49,933)	(93,013)	(256,638)
Lawsuit Judgement	-	-	(110,000)
Total other income (expenses)	(49,933)	(93,013)	(366,638)

Loss before provision for income taxes	(365,473)	(484,269)	(2,365,599)
Provision for income taxes	-	-

Net loss	$ (365,473)	$ (484,269)	$ (2,365,599)

Basic and diluted loss per common share	$ (0.03)	$ (0.21)	$ (0.50)

Basic and diluted weighted average
common shares outstanding	13,693,977	2,307,327	4,772,034

FRIENDLY ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares (Restated)	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 7, 1993 (Date of inception)	0	$0	0	$0	$0	$0	$0
Common shares issued to officers & directors for cash, $0.016 per share	2,550	3	0	0	997	0	1,000
Net loss	0	0	0	0	0	(1,000)	(1,000)
Balance at December 31, 1993, 1994, and 1995	2,550	3	0	0	997	(1,000)	0

Common shares cancelled	(2,550)	(3)	0	0	3	0	0
Common shares issued for cash, $0.00 per share	100,000	100	0	0	(90)	0	10
Conversion to preferred stock	(20,000)	(20)	50,000	50	(30)	0	0
Net loss	0	0	0	0	0	(10)	(10)
Balance at December 31, 1996	80,000	80	50,000	50	880	(1,010)	0

Common shares issued relating to spin-out	609	1	0	0	(1)	0	0
Common shares issued for cash, $0.80 per share	1,500	1	0	0	29,999	0	30,000
Common shares issued to officers and directors for cash, $0.685 per share	1,750	2	0	0	29,998	0	30,000
Preferred shares issued to officers and directors for services, $0.04 per share	0	0	750,000	750	29,250	0	30,000
Net loss	0	0	0	0	0	(63,266)	(63,266)
Balance at December 31, 1997	83,859	84	800,000	800	90,126	(64,276)	26,734

Common shares issued for cash, $1.74 per share	390	0	0	0	17,000	0	17,000
Common shares issued to officers and directors for services, $0.004	105,000	105	0	0	10,395		10,500
Conversion of preferred stock	320,000	320	(800,000)	(800)	480	0	0
Net loss	0	0	0	0	0	(33,234)	(33,234)
Balance at December 31, 1998	509,249	509	0	0	118,001	(97,510)	21,000

Cancellation of common stock	(1,850)	(2)	0	0	2	0	0
Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000
Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450
Net loss	0	0	0	0	0	(556,309)	(556,309)
Balance at December 31, 1999	507,399	507	151,883	152	678,301	(653,819)	25,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000
Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375
Net loss	0	0	0	0	0	(914,511)	(914,511)
Balance at December 31, 2000	507,399	507	484,181	484	1,904,144	(1,568,330)	336,805

Net loss	0	0	0	0	0	(584,851)	(584,851)
Balance at December 31, 2001	507,399	507	484,181	484	1,904,144	(2,153,181)	(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654
Net loss	0	0	0	0	0	(12,371)	(12,371)
Balance at December 31, 2002	507,399	507	3,457,261	3,457	2,049,825	(2,165,552)	(111,763)

Net loss	0	0	-	0	0	(24,215)	(24,215)
Balance, December 31, 2003	507,399	507	3,457,261	3,457	2,049,825	(2,189,767)	(135,978)
Net loss	0	0	0	0	0	(11,795)	(11,795)
Balance, December 31, 2004	507,399	507	3,457,261	3,457	2,049,825	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	16,000	16	0	0	9,984	0	10,000
Common shares issued for servicees, $0.05 per share	10,000	10	0	0	12,490	0	12,500
Common shares issued to officers and directors for services, $0.04 per share	20,000	20	0	0	19,980	0	20,000
Preferred shares issued to officers and directors for services, $0.40 per share	0	0	450,000	450	179,550	0	180,000
Conversion of preferred stock	789,680	790	(1,974,200)	(1,974)	1,185	0	0
Issuance of stock options to two officers	0	0	0	0	24,929	0	24,929
Net loss	0	0	-	0	0	(691,271)	(691,271)
Balance, December 31, 2005	1,343,079	1,343	1,933,061	1,933	2,297,942	(2,892,833)	(591,615)

Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000
Conversion of preferred stock	380,677	381	(951,692)	(952)	571	-	-
Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	24,929
Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	54,318
Net Loss	-	-	-	-	-	(824,586)	(824,586)

Balance, December 31, 2006	1,743,756	1,744	1,259,923	1,260	2,402,461	(3,717,419)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	470,000
Common shares issued for notes $0.020	732,000	732	-	-	318,268		319,000
Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	93,484
Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000
Common shares issued for cash, $0.025	16,000	16	-	-	9,964		9,980
Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	374,000
Conversion of preferred stock	270,516	271	(676,289)	(676)	406	-	-
Net Loss	-	-	-	-	-	(484,269)	(484,269)
Balance, December 31, 2007	2,782,271	2,782	9,545,856	9,546	3,684,601	(4,201,688)	(504,759)

Common shares issued relating to reverse stock split (shareholders with less than 25 old shares)	979	1	-	-	(1)	-	-
Conversion of preferred stock	18,785,540	18,786	(1,878,554)	(1,879)	(16,907)	-	-
Net Loss	-	-	-	-	-	(365,473)	(365,473)
Balance, December 31, 2008	21,568,790	21,569	7,667,302	7,667	3,667,693	(4,567,161)	(870,232)

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(February 11, 2005)
	For the year ended	For the year ended	through
	December 31, 2008	December 31, 2007	December 31, 2008
Cash flows from operating activities:
Net loss	$ (365,473)	$ (484,269)	$ (2,364,599)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	822	1,004	8,897
Stock Based Compensation	-	93,484	574,302
Impairment Loss	-	-	-
Changes in operating assets and liabilities:			-
Accounts Payable	(81,478)	34,672	2,084
Advances	-	83	(361)
Judgement payable	20,531	18,585	216,605
Interest Payable	12,036	74,428	132,667
Notes	-	(319,000)	(319,000)
Payroll Liabilities	13,524	12,800	59,341
Deferred Salaries	240,000	241,000	588,000
Loans Payable	307,570	18,588	359,139
Loans Payable-Related Parties	21,195	(791)	21,195
Net cash used by operating activities	168,727	(309,416)	(721,729)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,110)
Investment	-	-	(1,000)
Asher #1 Oil Well	103,077	-	0
Asher #2 Project	5,008	(5,008)	0
Red Oak Project	(242,000)		(242,000)
Talpa Project	(50,000)		(50,000)
West Peach Project	15,035	(15,035)	(36,970)
Net cash used by investing activities	(168,880)	(20,043)	(334,080)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	328,980	364,520
Proceeds from issuance of preferred stock			704,318
Proceeds on borrowings from related parties		-	(12,914)
Net cash provided by financing activities	-	328,980	1,055,924

Net increase in cash	(153)	(479)	115

Cash, beginning of period	268	748	-

Cash, end of period	$ 115	$ 269	$ 115

FRIENDLY ENERGY EXPLORATION

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS - 2008

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history – Friendly Energy Exploration, Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993.  The company was originally in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market.  The Company is now in the business of oil and gas exploration.  The Company operations have been limited to general administrative operations, participation in the drilling of three oil wells, and participation in development of three oil and gas prospects.  It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.  The Company entered the oil and gas exploration business in February 2005, so the cumulative columns in the financial statements include activities from that date.

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

Going concern – The Company incurred net losses of approximately $2,365,599 from the period of February 1, 2005 (date of entering the oil and gas exploration business) through December 31, 2008 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the period from February 1, 2005 through December 31, 2007, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Stock-Based Compensation -- The Company follows SFAS No. 123(R), Accounting for Stock-Based Compensation, and accordingly has expensed  the fair value of the stock options which vested during the period and is reflected in the net loss for the period.

The following table represents the effect on net loss and loss per share for the Company.

	2008	2007

Net loss as reported	$ (365,473)	$ (484,269)

Add: Stock-based employee compensation
expense included in reported loss,
net of related tax effects	$ -	$ 62,322

Deduct: Total stock-based employee
compensation expense determined under
fair value based methods of all awards,
net of related tax effects.	$ -	$ (62,322)

Proforma net loss	$ (365,473)	$ (484,269)

Net loss per common share	$ (0.01)	$ (0.01)

Basic and diluted loss, pro forma	$ (0.01)	$ (0.01)

Concentration of risk – A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Tallant and Donald Trapp.  Should they determine to no longer finance the operations of the company before new capital is raised, it may be unlikely for the company to continue.

Revenue recognition – The Company has had revenues of $16,053 to date from its operations.  Revenue is recognized as it is received.

Inventory valuation – At this time the Company is not expected to hold inventory.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

New accounting pronouncements –

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

2.    FIXED ASSETS

Fixed assets consist of the following as of December 31, 2007 and 2006:

	2008	2007
Furniture and fixtures	$ 20,102	$ 20,102
Computers and equipment	$ 25,726	$ 25,726
	$ 45,828	$ 45,828
Less: accumulated depreciation	$ (44,184)	$ (43,362)
Net Furniture, fixtures, computers & equipment	$ 1,644	$ 2,466
LLC Investment	$ 1,000	$ 1,000
West Peach Exploration Costs	$ 36,970	$ 52,005
Asher #1 Oil Well	$ -	$ 103,077
Asher #2 Exploration Costs	$ -	$ 5,008
Red Oak Oil Well	$ 242,000	$ -
Talpa Prospect	$ 50,000	$ -
Total Fixed Assets	$ 331,614	$ 163,556

The company will use percentage depletion as amortization for the Asher #1 Oil Well.  While there was a small amount of revenue from the well in 2007, no depletion is taken in 2007 because depletion is limited to 65% of taxable income from all sources and our taxable income for 2007 is zero.

3.    RELATED PARTY TRANSACTIONS

In 2008, the officers agreed with the Company to defer their salaries totaling $240,000, see note 7.

As of December 31, 2008 and 2007, loans payable from related parties consists of the following:

	2008	2007
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$ 28,281	$ 7,086

4.     OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $96,609 and $83,085 for  the  years ended December 31, 2008 and 2007, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $45,817 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $240,000 and 241,000 for the years ended December 31, 2008 and 2007, respectively.

The company has accrued interest in the amount of $144,697 and $143,710 for the years ended December 31, 2008 and 2007, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

The company borrowed $18,588 in 2007 from another company for the drilling and completion of wells and other operational expenses.  An additional $288,982 was borrowed in 2008.

5.   STOCKHOLDERS’ DEFICIT

        Common Shares:  As of December 31, 2008 and 2007, there were 21,568,790 and 2,782,271 shares of common stock outstanding (restated for 25-for-1 reverse split in March 2008).

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

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.  As of December 31, 2008 and 2007 there were 7,667,302 and 5,905,856 shares of preferred stock outstanding.

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

i)

On December 22, 1999, the company issued 5,000 shares of preferred stock for a yearend bonus valued at $3.69 per share.

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

During 2008, as noted above in the common shares section, 1,878,554 shares of preferred stock were converted to 18,785,540 shares of common stock.

During 2000, 11,000 shares of preferred stock were cancelled.  As of December 31, 2008 the issue was not completely resolved and the stock agent had not received the returned share certificates.  Therefore the 11,000 shares are still reflected in the preferred stock balance.

6.

STOCK OPTIONS

In 2008, the Company granted no stock options.  In 2007, the Company granted stock options for 7,500,000 common shares to its officers on December 28, 2007.   The option price is $0.010.  50% vest after six months from the date of the grant and the remaining 50% vest after one year.  All options expire ten years from the date of grant.  The Company may issue additional stock options in the future.

The following table summarizes the Company’s stock option activity.

Number

Weighted

of

Average

Shares

Exercise Price

Balance, December 31, 2005

1,000,000

$

.05

Options granted and assumed

1,500,000

.0625

Options expired

--

--

Options canceled

--

--

Options exercised

--

--

Balance, December 31, 2006

--

$

--

Options granted and assumed

7,500,000

.010

Options expired

--

--

Options canceled

--

--

Options exercised

--

--

Balance, Dec. 31, 2007 and Dec. 31, 2008

10,000,000

$

             .0219

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

The following table summarizes information about options granted during the year ended December 31, 2007:

Exercise Price

Equals, Exceeds or

Number of

is Less Than Mkt.

Weighted

Weighted

Options Granted

Price of Stock

Average

Range of

Average

During 2007

on Grant Date

Exercise Price

Exercise Price

Fair Value

--

Equals

$

--

$    --  to $ --

$             --

--

Exceeds

$

--

$     -- to $ --

$             --

7,500,000

Less Than

$

0.010

$0.010 to $0.010

$

0.010

7,500,000

$

0.010

$0.010 to $0.010

$

0.010

7.

COMMITMENTS AND CONTINGENCIES

Employment contracts –

Douglas Tallant - The Company entered into an employment agreement with Douglas Tallant effective January 1, 2007.  Pursuant to the terms of the agreement, Mr. Tallant is to be paid an annual salary of $180,000 in consideration of which Mr. Tallant agreed to act as the Company’s President.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.

Tim DeHerrera - The Company entered into an employment agreement with Tim DeHerrera effective January 1, 2007.  Pursuant to the terms of the agreement, Mr. Herrera is to be paid an annual salary of $12,000 in consideration of which Mr. Herrera agreed to act as the Company’s Vice President.  Mr. DeHerrera resigned on February 1, 2007.

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

9.   SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Friendly Energy Exploration’s auditors since formation of the company that require disclosure pursuant to Item 304(B) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2008. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management's assessment of the effectiveness of the Company's internal control over the financial reporting period ended December 31, 2008 has been audited by our auditors, an independent registered public accounting firm, as stated in their report included herein.

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Code of Ethics

We intend to adopt a code of ethics in 2009 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.

ITEM 9B. OTHER INFORMATION.

Friendly Energy Exploration does not believe there is other information required to be disclosed on Form 8-K during the fourth quarter of 2008.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

1. Officers and Directors of the Company

			DATE OF APPOINTMENT
NAME	AGE	POSITION	TO BOARD OF DIRECTORS
Douglas Tallant	64	President & Director	February 6, 2002
Donald Trapp	69	CFO, Secretary, Treasurer & Director	February 8, 2005

The chart above specifies Friendly Energy Exploration’s officers and directors as of December 31, 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have not filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

ITEM 11. EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Name of Individual or	Capacities in which	Aggregate Remuneration
Identity of Group	Remuneration was received	For 2008	For 2007
Douglas Tallant	President and Director	180,000	180,000
Donald Trapp	Director, Secretary & Treasurer	60,000	60,000
Tim DeHerrera	Vice President	0	1,000

The compensation was paid as deferred salaries.

Stock Based Compensation . During the year ended December 31, 2008, there was no stock based compensation paid.  There may be stock based compensation in 2009.

Transactions with Promoters

NONE

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of December 31, 2008, with respect to the ownership of the Friendly Energy Exploration’s common stock by each person known by Friendly Energy Exploration to be the beneficial owner of more than five percent (5%) of Friendly Energy Exploration’s common stock, by each director and officer and by all officers and directors as a group.

Name of	Address of	Amount of Shares	% of Outstanding
Beneficial Holder	Beneficial Holder	Beneficially Owned	Common Stock

Douglas Tallant, President/Director	(1)	1,620,673	7.5%

Donald Trapp, CFO/Director	(1)	1,182,502	5.5%

All directors and Officers as a group		2,803,175	13.0%

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

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 404 of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

NONE

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-K & 10-Q:

2008: $4,400

2007: $0

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2008: $0

2007: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2008: $0

2007: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2008: $0

2007: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

The following documents are incorporated by reference in this Form 10-K:

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

FRIENDLY ENERGY EXPLORATION

Date: April 14, 2009

By: /s/ Douglas Tallant
Douglas Tallant, Director and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Date : April 14, 2009

By: /s/ Donald Trapp
Donald Trapp, Director

Exhibit 31.1

I, Douglas Tallant, certify that:

(1) I have reviewed this Annual Report on Form 10-K of Friendly Energy Exploration;

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

Date: April 14, 2009

/s/ Douglas Tallant
Douglas Tallant, Director and President

Exhibit 31.2

I, Donald Trapp, certify that:

(1) I have reviewed this Annual Report on Form 10-K of Friendly Energy Exploration;

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

Date: April 14, 2009

/s/ Donald Trapp
Donald Trapp, Director

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of Friendly Energy Exploration (the "Company") on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglas Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day April 2009.

/s/ Douglas Tallant
Douglas Tallant, President/Director

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of Friendly Energy Exploration (the "Company") on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of April 2009.

/s/ Donald Trapp
Donald Trapp, Director