Form 10-Q
period 2009-03-31
FRIENDLY ENERGY EXPLORATION
filed 2009-05-15
CIK 1120434

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2009
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

Indicate by C\checkmark  whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:  YES☒  NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2009, there were 21,568,790 shares of our common stock outstanding.

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

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	March 31, 2009	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$ 214	$ 115
Advances	-	-
Total current assets	214	115

Other Assets
Property and equipment, net	1,439	1,644
Investment	1,000	1,000
Notes	319,000	319,000
Panther Creek Project	15,000	-
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
Total Other Assets	665,408	650,614

Total Assets
	665,623	650,729

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 87,291	$ 87,291
Payroll Tax Liabilities	101,199	96,609
Judgement payable	222,065	216,605
Deferred Salaries	648,000	588,000
Interest Payable	153,102	144,697
Loan Payable	359,478	359,478
Loans Payable-Related Parties	30,212	28,281
Total current liabilities	1,601,346	1,520,961

Total liabilities	1,601,346	1,520,961

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 21,568,790 and 21,568,790 shares,
respectively, issued and outstanding	21,569	21,569
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 7,867,302 and 7,667,302 shares,	7,867	7,667
respectively, issued and outstanding
Additional paid-in capital	3,682,493	3,667,693
Accumulated deficit in the development stage	(4,647,653)	(4,567,160)
Total stockholders' deficit	(935,724)	(870,231)

Total liabilities and stockholders' deficit	$ 665,623	$ 650,729

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	For the	For the	(February 11, 2005)
	Three Months Ended	Three Months Ended	through
	March 31, 2009	March 31, 2008	March 31, 2009
			(Restated)

Revenue	$ -	$ 5,035	$ 16,053

Operating expenses
Amortization Expense	-	-	-
Depreciation	206	206	9,103
Dry Hole Cost	-	-	88,157
Intangible Drilling Costs	-	-	333,206
Legal Fees	685	800	21,112
Officer Wages	60,000	60,000	1,047,000
Oil Well Operations Cost	-	3,157	9,740
Payroll Expenses	4,590	4,590	63,931
Professional Fees	750	1,310	57,403
Rent	-	-	-
Stock Based Compensation	-	-	355,842
Telephone	142	142	19,524
Travel & Entertainment	88	569	23,844
General and administrative	166	312	52,780
			-
Total operating expenses	66,627	71,086	2,081,640

Loss from operations	(66,627)	(66,051)	(2,065,588)

Other income (expenses):
Other income	-	-	-
Forgiveness of Debt	-	-	-
Impairment Loss on Asset	-	-	-
Interest Expense	(13,865)	(17,535)	(270,503)
Lawsuit Judgement	-	-	(110,000)
Total other income (expenses)	(13,865)	(17,535)	(380,503)

Loss before provision for income taxes	(80,492)	(83,586)	(2,446,092)
Provision for income taxes	-	-	-

Net loss	$ (80,492)	$ (83,586)	$ (2,446,091)

Basic and diluted loss per common share	$ (0.01)	$ (0.03)	$ (0.51)

Basic and diluted weighted average
common shares outstanding	13,693,977	2,782,347	4,772,034

FRIENDLY ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares (Restated)	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2004	507,399	507	3,457,261	3,457	2,049,825	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	16,000	16	0	0	9,984	0	10,000

Common shares issued for servicees, $0.05 per share	10,000	10	0	0	12,490	0	12,500

Common shares issued to officers and directors for services, $0.04 per share	20,000	20	0	0	19,980	0	20,000

Preferred shares issued to officers and directors for services, $0.40 per share	0	0	450,000	450	179,550	0	180,000

Conversion of preferred stock	789,680	790	(1,974,200)	(1,974)	1,185	0	0

Issuance of stock options to two officers	0	0	0	0	24,929	0	24,929

Net loss	0	0	-	0	0	(691,271)	(691,271)

Balance, December 31, 2005	1,343,079	$1,343	1,933,061	$1,933	$2,297,942	($2,892,833)	($591,615)

Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000

Conversion of preferred stock	380,677	381	(951,692)	(952)	571	-	-

Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	24,929

Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	54,318

Net Loss	-	-	-	-	-	(824,586)	(824,586)

Balance, December 31, 2006	1,743,756	1,744	1,259,923	1,260	2,402,461	(3,717,419)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	470,000

Common shares issued for notes $0.020	732,000	732	-	-	318,268		319,000

Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	93,484

Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000

Common shares issued for cash, $0.025	16,000	16	-	-	9,964		9,980

Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	374,000

Conversion of preferred stock	270,516	271	(676,289)	(676)	406	-	-

Net Loss	-	-	-	-	-	(484,269)	(484,269)

Balance, December 31, 2007	2,782,271	2,782	9,545,856	9,546	3,684,601	(4,201,688)	(504,759)

Common shares issued relating to reverse stock split (shareholders with less than 25 old shares)	979	1	-	-	(1)	-	-

Conversion of preferred stock	18,785,540	18,786	(1,878,554)	(1,879)	(16,907)	-	-

Net Loss	-	-	-	-	-	(365,473)	(365,473)

Balance, December 31, 2008	21,568,790	21,569	7,667,302	7,667	3,667,693	(4,567,161)	(870,232)

Preferred Shares Purchased			200,000	200	14,800		15,000

Net Loss for 3 months ended March 31, 2009	-	-	-	-	-	(80,492)	(80,492)

Balance, March 31, 2009	21,568,790	21,569	7,867,302	7,867	3,682,493	(4,647,653)	(935,724)

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
	For the	For the	(February 11, 2005)
	Three Months Ended	Three Months Ended	through
	March 31, 2008	March 31, 2008	March 31, 2008
Cash flows from operating activities:
Net loss	$ (80,492)	$ (83,586)	$ (2,445,091)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	206	206	9,103
Stock Based Compensation	-	-	574,302
Impairment Loss	-	-	-
Changes in operating assets and liabilities:
Accounts Payable	-	(1,273)	2,084
Advances	-	97	(361)
Judgement payable	5,460	4,943	222,065
Interest Payable	8,405	12,592	141,072
Notes	-	-	(319,000)
Payroll Liabilities	4,590	4,590	63,931
Deferred Salaries	60,000	60,000	648,000
Loans Payable	-	544	359,139
Net cash used by operating activities	(1,832)	(1,887)	19,363

Cash flows from investing activities:
Purchase of property and equipment	-	-	-
Investment	-	-	(4,110)
Asher #1 Oil Well	-	-	(1,000)
Asher #2 Project	-	-	-
Panther Creek Project	(15,000)	-	(15,000)
Red Oak Project	-	-	(242,000)
Talpa Project	-	-	(50,000)
West Peach Project	-	-	(36,970)
Net cash used by investing activities	(15,000)	-	(349,080)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	364,520
Proceeds from issuance of preferred stock	15,000	-	719,318
Proceeds on borrowings from related parties	1,931	1,744	(10,983)
Net cash provided by financing activities	16,931	1,744	1,072,855

Net increase in cash	99	(143)	214

Cash, beginning of period	115	267	-

Cash, end of period	$ 214	$ 124	$ 214

FRIENDLY ENERGY EXPLORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

Unaudited

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Interim Financial Statements – The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Description of business and history – Friendly Energy Exploration, Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993.  The company was originally in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market.  The Company is now in the business of oil and gas exploration.  The Company operations have been limited to general administrative operations, participation in the drilling of three oil wells and a gas well, and in the development of four oil and gas prospects.  It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

Going concern – The Company incurred net losses of approximately $2,446,091 from the period of February 1, 2005 (date of entering the oil and gas exploration business)  through March 31, 2009 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

FRIENDLY ENERGY EXPLORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Restatement of Financial Information prior to January 1, 2008 – There was a 25-for-1 reverse stock split on March 24, 2008, so information in the financial statements is restated for all periods prior to January 1, 2008.

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

Panther Creek Project - Friendly Energy Exploration purchased, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 100% working interest in the Panther Creek Unit oil and gas lease in Texas.  The total acreage is 115 and there are 12 shut-in wells.  FES intends to restart the water-flood project and to explore a deeper zone.

Red Oak Prospect - Friendly Energy Exploration, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), participated in the drilling of a 3,200 foot deep oil and gas well in southwest Iowa through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES).  FES owns a 42.5% working interest in the well.  The well has not been completed yet until arrangements can be made to sell the gas.

Talpa Project - Friendly Energy Exploration purchased, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 25% working interest in an 1,100 acre oil and gas lease in Texas.  The seller has not been able to provide clear title, and FES is considering legal remedies.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the period from February 1, 2005 (date

FRIENDLY ENERGY EXPLORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of entering the oil and gas exploration business) through March 31, 2009, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

Inventory valuation – At this time the Company is not expected to hold inventory.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.    FIXED ASSETS

	3 Months Ended	3 Months Ended
	2009	2008
Furniture and fixtures	$20,102	$20,102
Computers and equipment	$25,727	$25,727
	$45,829	$45,829
Less: accumulated depreciation	($44,390)	($44,184)
Net Furniture, fixtures, computers & equipment	$1,438	$1,644
LLC Investment	$1,000	$1,000
Panther Creek Project	$15,000	$0
Red Oak Oil Well	$242,000	$242,000
Talpa Project	$50,000	$50,000
West Peach Exploration Costs	$36,970	$36,970
Total Fixed Assets	$346,408	$331,614

3.    RELATED PARTY TRANSACTIONS

For the three months ending March 31, 2009, the officers agreed with the Company to defer their salaries totaling $60,000, see note 7.

As of March 31, 2009 and 2008, loans payable from related parties consists of the following:

March 31, 2009                March 31, 2008

Notes payable  from officers of

the Company bearing interest at 8%

unsecured and due on demand            $      30,312                   $         8,830

4.     OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of  $101,199 and $87,675 for  the  three months ended March 31, 2009 and 2008, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  The balance is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $648,000 and 408,000  through March 31, 2009 and 2008, respectively.

FRIENDLY ENERGY EXPLORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The company has accrued interest in the amount of $153,102 and $156,302 through March 31, 2009 and 2008, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

5.   STOCKHOLDERS’ DEFICIT

       Common Shares:  As of December 31, 2008 there were 21,568,790 share of common stock outstanding.

The total of outstanding and issued common shares at March 31, 2009 and 2008 was 21,568,790 and 2,783,250 (restated for 25-for-1 reverse split in March 2008).

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock, has voting rights equal to ten shares of common stock, and is not affected by any reverse split of the common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

The number of preferred shares increased by 200,000 in the three months ending March 31, 2009.   The total of outstanding and issued preferred shares at March 31, 2009 and 2008 was 7,867,302 and 9,545,856.

6.

STOCK OPTIONS

No stock options were granted or vested during the three months ending March 31, 2009.

7.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.   The transaction has been recorded on the financial statements along with  accrued interest of  $112,065.  The total of $222,065 is reported in the liability section of the balance sheet.

8.   SUBSEQUENT EVENTS

None

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

Our Business

Friendly Energy Exploration was inactive from 2002 to February 2005, when the company began the process of identifying potential oil and gas prospects for development.  The primary focus is on property in established oil fields to minimize any potential risk.  The Company operations include participation in the drilling of three oil wells and a gas well, and in the development of four oil and gas prospects.

Our Oil and Gas Properties

Asher Well and Prospect - The Company has written down its interest in the Asher #1 oil well and the Asher #2 Project and has given its interest to D-Mil Production in return for canceling its accounts payable balance.

Panther Creek Project - Friendly Energy Exploration purchased, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 100% working interest in the Panther Creek Unit oil and gas lease in Texas.  The total acreage is 115 and there are 12 shut-in wells.  FES intends to restart the water-flood project and to explore a deeper zone.

Red Oak Prospect - Friendly Energy Exploration, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), participated in the drilling of a 3,200 foot deep oil and gas well in southwest Iowa through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES).  FES owns a 42.5% working interest in the well.  The well has not been completed yet until arrangements can be made to sell the gas.

Talpa Project - Friendly Energy Exploration purchased, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 25% working interest in an 1,100 acre oil and gas lease in Texas.  The seller has not been able to provide clear title, and FES is considering legal remedies.

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

Liquidity and Capital Resources.

For period ended March 31, 2009, we had total assets of $665,408, compared to $650,903total assets for the period ending December 31, 2007.  The increase in assets was mainly due to an investment in the Panther Creek Prospect.  At March 31, 2009, we had current liabilities of $1,601,346 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loan payable to related parties.  At December 31, 2007 we had current liabilities of $1,520,761.  The increase in liabilities was due primarily to deferred salaries.  At March 31, 2009, we had a working capital deficiency of $935,724 compared to $870,231 at December 31, 2007.

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

Results of Operations

During the three month period ended March 31, 2009, the loss from operations was $80,492 as compared to the same three month period in 2007 the loss was $83,586. This decrease in loss was due primarily to there being no stock based compensation in the three month period ending March 31, 2009.  From inception to March 31, 2009, Friendly Energy Exploration has incurred cumulative net losses of $2,081,640.  Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

ITEM 4 .  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2009 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2009. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2009.  No changes in the Company's internal controls over financial reporting occurred during the period ending March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.   NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   NONE

ITEM 5.  OTHER INFORMATION

The Company has filed a Form 10-KSB for 2000 in which we answer the original SEC comments.  We are waiting for SEC comments.  The Company will soon file remaining missing 10-K’s and 10-Q’s.

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

FRIENDLY ENERGY EXPLORATION

Date: May 14, 2009

By: /s/ Douglas Tallant

Douglas Tallant, Director and President

Date: May 14, 2009

By: /s/ Donald Trapp

Donald Trapp, Director and Chief Financial Officer

Exhibit 31.1

I, Douglas Tallant, certify that:

(1)     I have reviewed this Quarterly Report on Form 10-Q of Friendly Energy Corp.;

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

•

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

•

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

•

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 14, 2009

By: /s/ Douglas Tallant

Douglas Tallant, Director and President

Exhibit 31.2

I, Donald Trapp, certify that:

(1)     I have reviewed this Quarterly Report on Form 10-Q of Friendly Energy Corp.;

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

•

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

•

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

•

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 14, 2009

By: /s/ Donald Trapp

Donald Trapp, Director and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Exploration(the "Company") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglass Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day May 2009.

By: /s/ Douglas Tallant

Douglas Tallant, Director and President

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Exploration(the "Company") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day May 2009.

By: /s/ Donald Trapp

Donald Trapp, Director and Chief Financial Officer