Form 10-Q
period 2001-03-31
FRIENDLY ENERGY EXPLORATION
filed 2009-07-02
CIK 1120434

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2001
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2001, there were 12,684,973 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES☐ NO ☒

THIS REPORT ON FORM 10-Q IS FOR THE PERIOD ENDING MARCH 31, 2001.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN JUNE 2009. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF MARCH 31, 2001. FRIENDLY ENERGY CORPORATION HAS INCLUDED A SECTION IN THE NOTES TO THE FINANCIALS ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO MARCH 31, 2001.  NOTE THAT THE COMPANY CHANGED ITS NAME TO “FRIENDLY ENERGY EXPLORATION” IN MARCH 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management and commence below, together with related Notes.  In the opinion of management, the Financial Statements present fairly the financial condition of the Company.

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	March 31, 2001	December 31, 2000

ASSETS

Current assets
Cash and cash equivalents	$ -	$ (1,485)
Advances	2,160	2,160
Total current assets	2,160	675

Other Assets
Property and equipment, net	28,230	29,937
Investment	442,800	442,800
Notes	-	-
Total Other Assets	471,030	472,737

Total Assets	$ 473,190	$ 473,412

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 73,611	$ 73,400
Payroll Tax Liabilities	37,268	39,268
Interest Payable	-	-
Loan Payable	121,759	121,759
Loans Payable-Related Parties	38,985	36,985
Total current liabilities	271,623	271,412

Total liabilities	271,623	271,412

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 12,684,973 and 12,684,973 shares,
respectively, issued and outstanding	12,685	12,685
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 484,181 and 484,181 shares,	484	484
respectively, issued and outstanding
Additional paid-in capital	1,891,966	1,891,966
Accumulated deficit in the development stage	(1,705,068)	(1,703,135)
Total stockholders' deficit	200,067	202,000

Total liabilities and stockholders' deficit	$ 471,690	$ 473,412

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	For the	For the	(January 7, 1993)
	Three Months Ended	Three Months Ended	through
	March 31, 2001	March 31, 2000	March 31, 2001

Revenue	$ -	$ -	$ -

Operating expenses
Depreciation	1,707	1,031	9,565
Legal Fees	-	1,080	56,160
Payroll Expenses	-	50,600	213,228
Professional Fees	-	95,022	654,845
Rent	-	50,599	282,410
Stock Based Compensation	-	9,225	156,825
Telephone	-	3,587	26,455
Travel & Entertainment	-	7,436	127,866
General and administrative	(1,274)	31,636	175,914

Total operating expenses	433	250,215	1,703,268

Loss from operations	(433)	(250,215)	(1,703,268)

Other income (expenses):
Interest Expense	-	-	(300)
Total other income (expenses)	-	-	(300)

Loss before provision for income taxes	(433)	(250,215)	(1,704,568)
Provision for income taxes	-	-	-

Net loss	$ (433)	$ (250,215)	$ (1,704,568)

Basic and diluted loss per common share	$ (0.00)	$ (0.02)	$ (0.31)

Basic and diluted weighted average
common shares outstanding	12,684,973	12,684,973	5,525,244

FRIENDLY ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(118,510)	0

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(550,309)	(550,309)

Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(668,819)	10,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000

Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(1,034,316)	(1,034,316)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,703,135)	202,000

Net loss	0	0	0	0	0	(433)	(433)

Balance at March 31, 2001	12,684,973	12,685	484,181	484	1,891,966	(1,703,568)	200,067

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
	For the	For the	(January 7, 1993)
	Three Months Ended	Three Months Ended	through
	March 31, 2001	March 31, 2000	March 31, 2001
Cash flows from operating activities:
Net loss	$ (433)	(250,215)	(1,704,568)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,707	1,031	9,565
Stock Based Compensation	-	9,225	(61,635)
Impairment Loss	-	-	-
Changes in operating assets and liabilities:
Accounts Payable	211	(4,597)	75,309
Advances	-	994	(2,160)
Interest Payable	-	-	-
Notes	-	-	-
Payroll Liabilities	(2,000)	18,200	37,268
Loans Payable	-	(195)	121,060
Net cash used by operating activities	(515)	(225,558)	(1,525,161)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(37,795)
Investment	-	-	(442,800)
Net cash used by investing activities	-	-	(480,595)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	1,000	112,970
Proceeds from issuance of preferred stock	-	210,000	1,853,800
Proceeds on borrowings from related parties	2,000	9,548	38,985
Net cash provided by financing activities	2,000	220,548	2,005,755

Net increase in cash	1,485	(5,010)	-

Cash, beginning of period	(1,485)	8,436	-

Cash, end of period	$ -	$ 3,426	$ -

FRIENDLY ENERGY CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

Unaudited

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Interim Financial Statements – The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001, or any other period.

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

Description of business and history – Friendly Energy Corporation, a Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993.  Until this quarter, the company was in the business of selling electric power and related services to small and medium sized businesses in the newly deregulated California market.  Because of the problems with electricity supply in California, we were never able to begin delivering electricity to the customers we had marketed.  So the Company has now ceased operations as an Electric Service Provider.  We have now entered the business of marketing cogeneration equipment.  The Company operations have been limited to general administrative operations.  It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company – The company filed its articles of incorporation with the Nevada Secretary of State on January 7, 1993, indicating  G. Alfred Roensch as the incorporator.

The company filed its annual list of officers and directors with the Nevada Secretary of State on January 7, 1993, indicating its President is G. Alfred Roensch and its Secretary and Treasurer is Owen Stephenson and    were both listed as directors on this filing.  The current President is Donald Trapp and the current Treasurer is Donald Trapp.

Going concern – The Company incurred net losses of approximately $1,697,0685 from the period of January 7, 1993 (Date of Inception) through March 31, 2001 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

FRIENDLY ENERGY CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

Unaudited

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the period from January 7, 1993 (Date of Inception) through March 31, 2001, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Concentration of risk – A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Financial Corporation and Donald Trapp.  Should they determine to no longer finance the operations of the company before new capital is raised, it may be unlikely for the company to continue.

Revenue recognition – The Company has had no revenues to date from its operations.  Revenue is recognized as it is received.

Inventory valuation – At this time the Company is not expected to hold inventory.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.    FIXED ASSETS

FRIENDLY ENERGY CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

Unaudited

Fixed assets consist of the following as of March 31, 2001 and 2000:

	March 31, 2001	March 31, 2000
Furniture & Fixtures	$ 20,102	$ 17,462
Computers & Equipment	$ 17,693	$ 8,669
	$ 37,795	$ 26,131
less Accumulated Depreciation	$ (9,565)	$ (3,770)
Net Furniture, Fixtures, Computers & Equip.	$ 28,230	$ 22,361
Investment	$ 442,800	$ -
Total Fixed Assets	$ 471,030	$ 22,361

3.

RELATED PARTY TRANSACTIONS

As of March 31, 2001 and 2000, loans payable from related parties consists of the following:

March 31, 2001                March 31, 2000

Notes payable  from officers of

the Company bearing interest at 8%

unsecured and due on demand            $     38,985                       $    9,548

4.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of  $37,268 and $32,015 for  the  three months ended March 31, 2001 and 2000, respectively.  The Company has filed the payroll taxes with the Internal Revenue Service.

5.

STOCKHOLDERS’ DEFICIT

Common Shares:  As of December 31, 2000 there were 12,684,973 shares of common stock outstanding.  The total of outstanding and issued common shares at March 31, 2001 and 2000 was 12,684,973 and 12,684,973.

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock, has voting rights equal to ten shares of common stock, and is not affected by any reverse split of the common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

As of December 31, 2000 there were 484,181 shares of preferred stock outstanding.   The total of outstanding and issued preferred shares at March 31, 2001 and 2000 was 484,181 and 211,294.

6.

STOCK OPTIONS

No stock options were granted or vested during the three months ending March 31, 2001.

7.

LITIGATION

The Company is not currently a party to or the subject of any pending legal proceeding.

FRIENDLY ENERGY CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

Unaudited

8.

SUBSEQUENT EVENTS

This is a delayed filing and subsequent events are discussed in the Form 10-KSBs filed for 2006 and 2007; in the Form10-K filed for 2008; and in the Form 10-Qs filed for the first three quarters of 2008 and first quarter of 2009.  Additional delayed filings will be filed shortly for the period between this report and the just mentioned reports.

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

Our Background

Friendly Energy Corporation was formed under the laws of the State of Nevada on January 7, 1993 under the name Eco-Systems Marketing.  Eco-Systems subsequently changed its name to Rama Financial Corporation. An Amendment to the Articles of Incorporation was filed changing the corporate name to Friendly Energy Corporation on April 2, 1999.  Friendly Energy Corporation, from its inception in 1993 has been engaged primarily in establishing itself as an electric service provider to California customers.

Our Business

The company was in the business of selling electric power and related services to small and medium sized businesses in the newly deregulated California market.  Because of the problems with electricity supply in California, we were never able to begin delivering electricity to the customers we had marketed.  So the Company ceased operations as an Electric Service Provider in early 2001.  It is now in the business of marketing cogeneration equipment.  The Company operations have been limited to general administrative operations.  It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Liquidity and Capital Resources.

For period ended March 31, 2001, we had total assets of $473,190, compared to $473,412 total assets for the period ending December 31, 2000.  The decrease in assets was slight.  At March 31, 2001, we had current liabilities of $271,623 which was represented by accounts payable, payroll liabilities, and loans payable.  At December 31, 2000 we had current liabilities of $271,412.  The increase in liabilities was slight.  At March 31, 2001, we had working capital of $200,067 compared to working capital of $202,000 at December 31, 2000.

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

Results of Operations

During the three month period ended March 31, 2001, the loss from operations was $433 as compared to the same three month period in 2000 there was a loss of $250,215.  There was a great reduction in operating expenses due to ceasing Electric Service Provider operations in early 2001.  From inception to March 31, 2001, Friendly Energy Corporation has incurred cumulative net losses of $1,704,568.  Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  The Company is in the process of raising capital to fund its operations in marketing cogeneration equipment.  To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

ITEM 4 .  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2001 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2001. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2001.  No changes in the Company's internal controls over financial reporting occurred during the period ending March 31, 2001 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

FRIENDLY ENERGY CORPORATION

Date: June 11, 2009

By: /s/ Douglas Tallant

 ---------------------------

Douglas Tallant, Director and President

Date: June 11, 2009

By: /s/ Donald Trapp

-----------------------------

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

Date: June 11, 2009

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

Date: June 11, 2009

/s/ Donald Trapp

-----------------------

Donald Trapp, Director and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Corporation(the "Company") on Form 10-Q for the period ending March 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglas Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 11th day of June 2009.

/s/ Douglas Tallant

------------------------

    Douglas Tallant, President/Director

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Corporation(the "Company") on Form 10-Q for the period ending March 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 11th day of June 2009.

/s/ Donald Trapp

------------------------

    Donald Trapp, Director