Form 10-Q
period 2001-09-30
FRIENDLY ENERGY EXPLORATION
filed 2009-07-02
CIK 1120434

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2001
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2001, there were 12,684,973 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES☐ NO ☒

THIS REPORT ON FORM 10-Q IS FOR THE PERIOD ENDING SEPTEMBER 30, 2001.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN JUNE 2009. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF SEPTEMBER 30, 2001. FRIENDLY ENERGY CORPORATION HAS INCLUDED A SECTION IN THE NOTES TO THE FINANCIALS ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO SEPTEMBER 30, 2001.  NOTE THAT THE COMPANY CHANGED ITS NAME TO “FRIENDLY ENERGY EXPLORATION” IN MARCH 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management and commence below, together with related Notes.  In the opinion of management, the Financial Statements present fairly the financial condition of the Company.

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	September 30, 2001	December 31, 2000

ASSETS

Current assets
Cash and cash equivalents	$ -	$ (1,485)
Advances	2,160	2,160
Total current assets	2,160	675

Other Assets
Property and equipment, net	24,751	29,937
Organization costs, net	-	-
Investment	442,800	442,800
Notes	-	-
Total Other Assets	467,551	472,737

Total Assets	$ 469,711	$ 473,412

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 73,611	$ 73,400
Payroll Tax Liabilities	37,268	39,268
Interest Payable	-	-
Loan Payable	121,759	121,759
Loans Payable-Related Parties	33,785	36,985
Total current liabilities	266,423	271,412

Total liabilities	266,423	271,412

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 12,684,973 and 12,684,973 shares,
respectively, issued and outstanding	12,685	12,685
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 3,457,261 and 3,457,261 shares,	484	484
respectively, issued and outstanding
Additional paid-in capital	1,891,966	1,891,966
Accumulated deficit in the development stage	(1,706,347)	(1,703,135)
Total stockholders' deficit	198,788	202,000

Total liabilities and stockholders' deficit	$ 465,211	$ 473,412

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

					From Inception
	For the	For the	For the	For the	(January 7, 1993)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	through
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000	September 30, 2001

Revenue	$ 13,372	$ -	$ 13,372	$ -	$ 13,372

Operating expenses
Amortization Expense	-	-	-	-	-
Depreciation	1,772	1,529	5,186	3,590	13,044
Legal Fees	-	21,053	-	22,133	56,160
Payroll Expenses	-	49,698	-	149,966	213,228
Professional Fees	-	104,638	-	302,769	654,845
Rent	-	79,566	-	195,840	282,410
Stock Based Compensation	-	-	-	101,475	156,825
Telephone	-	2,964	-	11,484	26,455
Travel & Entertainment	-	11,085	-	45,687	127,866
General and administrative	8,172	33,851	6,897	80,026	184,086

Total operating expenses	9,944	304,383	12,083	912,970	1,714,919

Loss from operations	3,428	(304,383)	1,288	(912,970)	(1,701,547)

Other income (expenses):
Other income	-	-	-	-	-
Forgiveness of Debt	-	-	-	-	-
Impairment Loss on Asset	-	-	-	-	-
Interest Expense	-	(300)	-	(300)	(300)
Total other income (expenses)	-	(300)	-	(300)	(300)

Loss before provision for income taxes	3,428	(304,682)	1,288	(913,269)	(1,702,847)
Provision for income taxes	-	-	-	-	-

Net loss	$ 3,428	$ (304,682)	$ 1,288	$ (913,269)	$ (1,702,847)

Basic and diluted loss per common share	$ 0.00	$ (0.02)	$ 0.00	$ (0.07)	$ (0.29)

Basic and diluted weighted average
common shares outstanding	12,684,973	12,684,973	12,684,973	12,684,973	5,934,371

FRIENDLY ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(118,510)	0

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(550,309)	(550,309)

Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(668,819)	10,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000

Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(1,034,316)	(1,034,316)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,703,135)	202,000

Net loss	0	0	0	0	0	1,288	1,288

Balance at September 30, 2001	12,684,973	12,685	484,181	484	1,891,966	(1,701,847)	198,788

FRIENDLY ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

					From Inception
	For the	For the	For the	For the	(January 7, 1993)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	through
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000	September 30, 2001
Cash flows from operating activities:
Net loss	$ 3,428	(304,682)	1,721	(663,054)	(1,702,847)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,772	1,529	3,479	2,560	13,044
Stock Based Compensation	-	-	-	92,250	(61,635)
Changes in operating assets and liabilities:
Accounts Payable	-	53,607	-	58,355	75,309
Advances	-	(1,453)	-	1,000	(2,160)
Payroll Liabilities	-	(15,972)	-	1,548	37,268
Loans Payable	-	259,004	-	293,111	121,060
Net cash used by operating activities	5,200	(7,967)	5,200	(214,231)	(1,519,961)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,831)	-	(11,664)	(37,795)
Investment	-	(442,800)	-	(442,800)	(442,800)
Net cash used by investing activities	-	(445,631)	-	(454,464)	(480,595)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-	-	112,970
Proceeds from issuance of preferred stock	-	442,800	-	657,800	1,853,800
Proceeds on borrowings from related parties	(5,200)	24,254	(5,200)	24,254	33,785
Net cash provided by financing activities	(5,200)	467,054	(5,200)	682,054	2,000,555

Net increase in cash	-	13,456	-	13,359	-

Cash, beginning of period	-	3,329	-	6,755	-

Cash, end of period	$ -	$ 16,785	$ -	$ 20,114	$ -

FRIENDLY ENERGY CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

Unaudited

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Interim Financial Statements – The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001, or any other period.

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

Going concern – The Company incurred net losses of approximately $1,702,847 from the period of January 7, 1993 (Date of Inception) through September 30, 2001 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

FRIENDLY ENERGY CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

Unaudited

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the period from January 7, 1993 (Date of Inception) through September 30, 2001, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

Legal Procedures – A former employee filed a complaint concerning compensation during this quarter.  The Company is not aware of, nor is it involved in any other pending legal proceedings.

2.    FIXED ASSETS

Fixed assets consist of the following as of September 30, 2001 and 2000:

	Sept. 30, 2001	Sept. 30, 2000
Furniture & Fixtures	$ 20,102	$ 20,102
Computers & Equipment	$ 17,693	$ 17,693
	$ 37,795	$ 37,795
less Accumulated Depreciation	$ (13,044)	$ (6,329)
Net Furniture, Fixtures, Computers & Equip.	$ 24,751	$ 31,466
Notes	$ -	$ 399
Investment	$ 442,800	$ 442,800
Total Fixed Assets	$ 467,551	$ 474,665

FRIENDLY ENERGY CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

Unaudited

3.

RELATED PARTY TRANSACTIONS

As of September 30, 2001 and 2000, loans payable from related parties consists of the following:

September 30, 2001                September 30, 2000

Notes payable  from officers of

the Company bearing interest at 8%

unsecured and due on demand            $     33,785

$    33,801

4.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of  $37,268 and $33,563 for  the  three months ended September 30, 2001 and 2000, respectively.  The Company has filed the payroll taxes with the Internal Revenue Service.

5.

STOCKHOLDERS’ DEFICIT

Common Shares:  As of December 31, 2000 there were 12,684,973 shares of common stock outstanding.  The total of outstanding and issued common shares at September 30, 2001 and 2000 was 12,684,973 and 12,684,973.

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock, has voting rights equal to ten shares of common stock, and is not affected by any reverse split of the common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

As of December 31, 2000 there were 484,181 shares of preferred stock outstanding.   The total of outstanding and issued preferred shares at September 30, 2001 and 2000 was 484,181 and 414,560.

6.

STOCK OPTIONS

No stock options were granted or vested during the three months ending September 30, 2001.

7.

LITIGATION

A former employee filed a complaint regarding compensation this quarter.  The Company is not currently a party to or the subject of any other pending legal proceeding.

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

Liquidity and Capital Resources.

For period ended September 30, 2001, we had total assets of $469,711, compared to $473,412 total assets for the period ending December 31, 2000.  The increase in assets was slight.  At September 30, 2001, we had current liabilities of $266,423 which was represented by accounts payable, payroll liabilities, and loans payable.  At December 31, 2000 we had current liabilities of $271,412.  The decrease in liabilities was slight.  At September 30, 2001, we had working capital of $198,788 compared to working capital of $202,000 at December 31, 2000.

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

Results of Operations

During the three month period ended September 30, 2001, the profit from operations was $3,428 as compared to the same three month period in 2000 there was a loss of $304,682. There was $13,372 in revenue from the sale of cogeneration equipment and a great reduction in operating expenses due to ceasing Electric Service Provider operations in early 2001.  From inception to September 30, 2001, Friendly Energy Corporation has incurred cumulative net losses of $1,702,847.  Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

ITEM 4 .  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2001 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of September 30, 2001. Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2001.  No changes in the Company's internal controls over financial reporting occurred during the period ending September 30, 2001 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

A former employee filed a complaint regarding compensation in September 2001.  The Company is not currently a party to or the subject of any other pending legal proceeding.

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

-----------------------

Donald Trapp, Director and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Corporation(the "Company") on Form 10-Q for the period ending September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglas Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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

------------------------

    Douglas Tallant, President/Director

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Corporation(the "Company") on Form 10-Q for the period ending September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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