Form 10-Q
period 2002-09-30
FRIENDLY ENERGY EXPLORATION
filed 2009-07-15
CIK 1120434

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2002
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2002, there were 12,684,973 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES☐ NO ☒

THIS REPORT ON FORM 10-Q IS FOR THE PERIOD ENDING SEPTEMBER 30, 2002.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN JUNE 2009. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF SEPTEMBER 30, 2002. FRIENDLY ENERGY CORPORATION HAS INCLUDED A SECTION IN THE NOTES TO THE FINANCIALS ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO SEPTEMBER 30, 2002.  NOTE THAT THE COMPANY CHANGED ITS NAME TO “FRIENDLY ENERGY EXPLORATION” IN MARCH 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management and commence below, together with related Notes.  In the opinion of management, the Financial Statements present fairly the financial condition of the Company.

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2002	December 31, 2001

ASSETS

Current assets
Cash and cash equivalents	$ -	$ -
Advances	-	2,160
Total current assets	-	2,160

Other Assets
Property and equipment, net	21,586	26,902
Total Other Assets	21,586	26,902

Total Assets	$ 21,586	$ 29,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 73,611	$ 73,611
Payroll Tax Liabilities	37,268	37,268
Loan Payable	699	121,759
Loans Payable-Related Parties	20,000	47,472
Total current liabilities	131,577	280,109

Total liabilities	131,577	280,109

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 12,684,973 and 12,684,973 shares,
respectively, issued and outstanding	12,685	12,685
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 3,457,261 and 3,457,261 shares,	3,457	484
respectively, issued and outstanding
Additional paid-in capital	2,037,647	1,891,966
Accumulated deficit in the development stage	(2,166,780)	(2,156,181)
Total stockholders' deficit	(112,991)	(251,046)

Total liabilities and stockholders' deficit	$ 18,586	$ 29,063

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited
					From Inception
	For the Three	For the Three	For the Nine	For the Nine	(Jan. 7, 1993)
	Months Ended	Months Ended	Months Ended	Months Ended	through
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002

Revenue	$ -	$13,372	$ -	$13,372	$ 13,372

Operating expenses
Depreciation	1,772	1,772	5,316	5,186	20,132
Legal Fees	-	-	-	-	56,383
Payroll Expenses	-	-	-	-	213,228
Professional Fees	-	-	-	-	654,845
Rent	-	-	-	-	282,410
Stock Based Compensation	-	-	-	-	156,825
Telephone	-	-	-	-	29,389
Travel & Entertainment	-	-	115	-	128,687
General and administrative	-	8,172	7	6,897	189,993

Total operating expenses	1,772	9,944	5,438	12,083	1,731,892

Loss from operations	(1,772)	3,428	(5,438)	1,288	(1,718,520)

Other income (expenses):
Other income	-	-	-	-	120,605
Forgiveness of Debt	-	-	(2,160)	-	(122,765)
Impairment Loss on Asset	-	-	-	-	(442,800)
Interest Expense	-	-	-	-	(300)
Total other income (expenses)	-	-	(2,160)	-	(445,260)

Loss before provision for income taxes	(1,772)	3,428	(7,599)	1,288	(2,164,780)
Provision for income taxes	-	-	-	-	-

Net loss	$(1,772)	$ 3,428	$(7,599)	$ 1,288	$ (2,164,780)

Basic and diluted loss per common share	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00	$ (0.33)

Basic and diluted weighted average
common shares outstanding	12,684,973	12,684,973	12,684,973	12,684,973	6,626,740

FRIENDLY ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Unaudited
					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(118,510)	0

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(550,309)	(550,309)

Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(668,819)	10,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000

Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(1,034,316)	(1,034,316)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,703,135)	202,000

Net loss	0	0	0	0	0	(453,046)	(453,046)

Balance at December 31, 2001	12,684,973	12,685	484,181	484	1,891,966	(2,156,181)	(251,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654

Net loss	0	0	0	0	0	(7,599)	(7,599)

Balance at September 30, 2002	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,163,780)	(112,991)

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
					From Inception
	For the Three	For the Three	For the Nine	For the Nine	(Jan. 7, 1993)
	Months Ended	Months Ended	Months Ended	Months Ended	through
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002
Cash flows from operating activities:
Net loss	$(1,772)	3,428	(3,544)	1,721	(2,164,780)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,772	1,772	3,544	3,479	20,132
Stock Based Compensation	-	-	-	-	(61,635)
Impairment Loss	-	-	-	-	442,800
Changes in operating assets and liabilities:
Accounts Payable	-	-	-	-	75,309
Payroll Liabilities	-	-	-	-	37,268
Loans Payable	-	-	(80,000)	-	-
Net cash used by operating activities	-	5,200	(80,000)	5,200	(1,650,906)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-	-	(41,718)
Net cash used by investing activities	-	-	-	-	(41,718)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-	-	112,970
Proceeds from issuance of preferred stock	-	-	80,000	-	1,559,654
Proceeds on borrowings from related parties	-	(5,200)	-	(5,200)	20,000
Net cash provided by financing activities	-	(5,200)	80,000	(5,200)	1,692,624

Net increase in cash	-	-	-	-	-

Cash, beginning of period	-	-	-	-	-

Cash, end of period	$ -	$ -	$ -	$ -	$-

NOTES TO FINANCIAL STATEMENTS - September 30, 2002

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Interim Financial Statements – The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002, or any other period.

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

Description of business and history – Friendly Energy Corporation, a Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993.  The company was in the business of selling electric power and related services to small and medium sized businesses in the newly deregulated California market.  Because of the problems with electricity supply in California, we were never able to begin delivering electricity to the customers we had marketed.  So the Company ceased operations as an Electric Service Provider in early 2001.  It then entered the business of marketing cogeneration equipment, but ceased all operations in the second quarter of 2002 except for general administrative operations.  It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

Going concern – The Company incurred net losses of approximately $2,164,780 from the period of January 7, 1993 (Date of Inception) through September 30, 2002 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the period from January 7, 1993 (Date of Inception) through September 30, 2002, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

2.

FIXED ASSETS

Fixed assets consist of the following as of September 30, 2002 and 2001:

	Sept. 30, 2002	Sept. 30, 2001
Furniture & Fixtures	$ 20,102	$ 20,102
Computers & Equipment	$ 21,616	$ 17,693
	$ 41,718	$ 37,795
less Accumulated Depreciation	$ (20,132)	$ (13,044)
Net Furniture, Fixtures, Computers & Equip.	$ 21,586	$ 24,751
Investment	$-	$ 442,800
Total Fixed Assets	$ 21,586	$ 467,551

3.

RELATED PARTY TRANSACTIONS

As of September 30, 2002 and 2001, loans payable from related parties consists of the following:

September 30, 2002        September 30, 2001

Notes payable  from officers of

the Company bearing interest at 8%

unsecured and due on demand              $  20,000

      $ 33,785

4.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of  $37,268 and $37,268 for  the  three months ended September 30, 2002 and 2001, respectively.  The Company has filed the payroll taxes with the Internal Revenue Service.

5.

STOCKHOLDERS’ DEFICIT

 Common Shares:  As of December 31, 2001 there were 12,684,973 shares of common stock outstanding.

The total of outstanding and issued common shares at September 30, 2002 and 2001 was 12,684,973 and 12,684,973.

Preferred Shares: Each share of preferred stock is convertible into ten shares of common stock, has voting rights equal to ten shares of common stock, and is not affected by any reverse split of the common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

As of December 31, 2001 there were 484,181 shares of preferred stock outstanding.The total of outstanding and issued preferred shares at September 30, 2002 and 2001 was 3,457,261 and 484,181.

6.

STOCK OPTIONS

No stock options were granted or vested during the three months ending September 30, 2002.

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

Our Business

The company was in the business of selling electric power and related services to small and medium sized businesses in the newly deregulated California market.  Because of the problems with electricity supply in California, we were never able to begin delivering electricity to the customers we had marketed.  So the Company ceased operations as an Electric Service Provider in early 2001.  It then entered the business of marketing cogeneration equipment, but ceased all operations in the second quarter of 2002 except for general administrative operations.  It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Liquidity and Capital Resources.

For period ended September 30, 2002, we had total assets of $21,586, compared to $29,063 total assets for the period ending December 31, 2001.  The decrease in assets was slight.  At September 30, 2002, we had current liabilities of $131,577 which was represented by accounts payable, payroll liabilities, and loans payable.  At December 31, 2001 we had current liabilities of $280,109.  The decrease in liabilities was primarily due to a reduction in loans payable.  At September 30, 2002, we had working capital deficit of $112,991 compared to $251,046 at December 31, 2001.

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

Results of Operations

During the three month period ended September 30, 2002, the loss from operations was $1,772 as compared to the same three month period in 2001 there was a gain of $3,428.  From inception to September 30, 2002, Friendly Energy Corporation has incurred cumulative net losses of $2,164,780.  Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

ITEM 4 .  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2002 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of September 30, 2002. Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2002.  No changes in the Company's internal controls over financial reporting occurred during the period ending September 30, 2002 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

-----------------------

Donald Trapp, Director and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Corporation(the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglas Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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

------------------------

 Douglas Tallant, President/Director

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Corporation(the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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