Form 10-K
period 2002-12-31
FRIENDLY ENERGY EXPLORATION
filed 2009-07-15
CIK 1120434

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
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

The issuer's revenue for the fiscal year ended December 31, 2002 was $0.

On December 31 2002 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $25,400 computed by reference to the price at which the common equity was last transacted on that date.

On December 31, 2002, the issuer had 12,684,973 shares of Common Stock, $0.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check One): YES ☐ NO ☒

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2002.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN JUNE 2009. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2002. FRIENDLY ENERGY CORPORATION HAS INCLUDED A SECTION IN THE NOTES TO THE FINANCIALS ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2002.  NOTE THAT THE COMPANY CHANGED ITS NAME TO “FRIENDLY ENERGY EXPLORATION” IN MARCH 2008.

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

Our Business. The company was in the business of selling electric power and related services to small and medium sized businesses in the newly deregulated California market.  The Company qualified as an electric service provider with San Diego Gas & Electric on January 10, 2000, Southern California Edison on May 15, 2000 and Pacific Gas & Electric on May 18, 2000.  Because of the problems with electricity supply in California, we were never able to begin delivering electricity to the customers we had marketed.  So the Company ceased operations as an Electric Service Provider in early 2001.  It then entered the business of marketing cogeneration equipment.  In early 2002, the Company temporarily ceased operations.  The Company operations have been limited to general administrative operations.  It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

During the year ended December 31, 2002, Friendly incurred a net loss of $9,371 and as of December 31, 2002 has an accumulated deficit of $2,166,552.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Friendly Energy Corporation held the following property in the following amounts:

Property

December 31, 2002

December 31, 2001

----------------------------------------------------------------------------------------------------

Cash and equivalents

      $-0-

                     $-0-

Equipment

      $19,814

        $26,902

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  MARKET PRICE FOR THE FRIENDLY ENERGY CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at December 31, 2002 there were approximately 665 holders of the outstanding shares of the Friendly Energy Corporation's $0.001 par value common stock.  Friendly Energy Corporation participates in the PinkSheets Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the trading symbol "FDEG".  There is only a limited history of public trading of the Registrant's common stock; the sponsoring broker-dealer began trading on July 10, 2000.  The Friendly Energy Corporation's common stock has closed at:

Quarter	High	Low
2000 Third Quarter	$2.250	$0.500
2000 Fourth Quarter	$0.750	$0.700
2001 First Quarter	$0.700	$0.080
2001 Second Quarter	$0.090	$0.030
2001 Third Quarter	$0.090	$0.010
2001 Fourth Quarter	$0.012	$0.005

2002 First Quarter	$0.005	$0.005
2002 Second Quarter	$0.005	$0.005
2002 Third Quarter	$0.020	$0.005
2002 Fourth Quarter	$0.002	$0.001

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

Common Stock . Friendly Energy Corporation is authorized to issue 100,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges.  The shares of $.001 par value common stock of Friendly Energy Corporation constitute equity interests in Friendly Energy Corporation entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2002, 12,684,973 shares of the Friendly Energy Corporation's common stock were issued and outstanding.

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

Sales of Securities

2002 Stock Transactions

During the year ended December 31, 2002, the Company sold no common shares.

2002 Stock Options

During the year ended December 31, 2002, the Company issued no stock options.

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

Liquidity and Capital Resources.

For the year ended December 31, 2002, we had total assets of $19,814, compared to total assets in 2001 of $29,063.  The decrease in assets was due to depreciation.  At December 31, 2002, we had current liabilities of $131,577 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loans payable.  At December 31, 2001 we had current liabilities of $280,109. The decrease in liabilities was due primarily to a reduction in loans payable.  At December 31, 2002, we had a stockholder’s deficit of $111,763 (2001 – stockholder’s deficit of $251,046).

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

Results of Operations

We have realized only $13,372 in revenue from operations to date.  During the year ended December 31, 2002 the loss from operations is $9,371 (2001 - $453,046).  This decrease in loss was due primarily to not having the impairment loss on asset which was recorded in 2001.  From inception to December 31, 2002 Friendly Energy Corporation has incurred cumulative net losses of $2,166,552.

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

De Joya Griffith & Company, LLC

September 12, 2006

Henderson, Nevada

NOTE: THIS AUDIT COVERED THE PERIOD FROM JANUARY 1, 2000 TO DECEMBER 31, 2005.

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31, 2002	December 31, 2001

ASSETS

Current assets
Cash and cash equivalents	$ -	$ -
Advances	-	2,160
Total current assets	-	2,160

Other Assets
Property and equipment, net	19,814	26,902
Investment	-	-
Notes	-	-
Total Other Assets	19,814	26,902

Total Assets	$ 19,814	$ 29,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 73,611	$ 73,611
Payroll Tax Liabilities	37,268	37,268
Interest Payable	-	-
Loan Payable	699	121,759
Loans Payable-Related Parties	20,000	47,472
Total current liabilities	131,577	280,109

Total liabilities	131,577	280,109

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 12,684,973 and 12,684,973 shares,
respectively, issued and outstanding	12,685	12,685
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 3,457,261 and 3,457,261 shares,	3,457	484
respectively, issued and outstanding
Additional paid-in capital	2,037,647	1,891,966
Accumulated deficit in the develoment stage	(2,165,552)	(2,156,181)
Total stockholders' deficit	(111,763)	(251,046)

Total liabilities and stockholders' deficit	$ 19,814	$ 29,063

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

			From Inception
			(January 7, 1993)
	For the year ended	For the year ended	through
	December 31, 2002	December 31, 2001	December 31, 2002

Revenue	$-	$ 13,372	$ 13,372

Operating expenses
Amortization Expense	-	-	-
Depreciation	7,088	6,958	21,904
Legal Fees	-	223	56,383
Payroll Expenses	-	-	213,228
Professional Fees	-	-	654,845
Rent	-	-	282,410
Stock Based Compensation	-	-	156,825
Telephone	-	2,934	29,389
Travel & Entertainment	115	706	128,687
General and administrative	7	12,797	189,993

Total operating expenses	7,210	23,618	1,733,664

Loss from operations	(7,210)	(10,246)	(1,720,292)

Other income (expenses):
Other income	-	120,605	120,605
Forgiveness of Debt	(2,160)	(120,605)	(122,765)
Impairment Loss on Asset	-	(442,800)	(442,800)
Interest Expense	-	-	(300)
Total other income (expenses)	(2,160)	(442,800)	(445,260)

Loss before provision for income taxes	(9,371)	(453,046)	(2,166,552)
Provision for income taxes	-	-	-

Net loss	$(9,371)	$ (453,046)	$ (2,166,552)

Basic and diluted loss per common share	$ (0.00)	$ (0.04)	$ (0.32)

Basic and diluted weighted average
common shares outstanding	12,684,973	12,684,973	6,778,196

FRIENDLY ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(118,510)	0

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(550,309)	(550,309)

Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(668,819)	10,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000

Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(1,034,316)	(1,034,316)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,703,135)	202,000

Net loss	0	0	0	0	0	(453,046)	(453,046)

Balance at December 31, 2001	12,684,973	12,685	484,181	484	1,891,966	(2,156,181)	(251,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654

Net loss	0	0	0	0	0	(9,371)	(9,371)

Balance at December 31, 2002	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,165,552)	(111,763)

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			From Inception
			(January 7, 1993)
	For the year ended	For the year ended	through
	December 31, 2002	December 31, 2001	December 31, 2002
Cash flows from operating activities:
Net loss	$ (9,371)	(453,046)	(2,166,552)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	7,088	6,958	21,904
Stock Based Compensation	-	-	(61,635)
Impairment Loss	-	442,800	442,800
Changes in operating assets and liabilities:
Accounts Payable	-	211	75,309
Advances	2,160	-	-
Payroll Liabilities	-	(2,000)	37,268
Loans Payable	(121,060)	-	-
Net cash used by operating activities	(121,182)	(5,077)	(1,650,906)

Cash flows from investing activities:
Purchase of property and equipment	-	(3,924)	(41,718)
Investment	-	442,800	-
Net cash used by investing activities	-	438,876	(41,718)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	112,970
Proceeds from issuance of preferred stock	148,654	(442,800)	1,559,654
Proceeds on borrowings from related parties	(27,472)	10,486	20,000
Net cash provided by financing activities	121,182	(432,314)	1,692,624

Net increase in cash	-	1,485	-

Cash, beginning of period	-	(1,485)	-

Cash, end of period	$ -	$ -	$ -

NOTES TO FINANCIAL STATEMENTS  – 2002

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history – Friendly Energy Corp., Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993.  The company was in the business of selling electric power and related services to small and medium sized businesses in the newly deregulated California market.  Because of the problems with electricity supply in California, we were never able to begin delivering electricity to the customers we had marketed.  So the Company ceased operations as an Electric Service Provider in early 2001.  It then entered the business of marketing cogeneration equipment.  In early 2002, the Company temporarily ceased operations.  The Company operations have been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company – The company filed its articles of incorporation with the California Secretary of State on January 7, 1993, indicating  G. Alfred Roensch as the incorporator.

The company filed its annual list of officers and directors with the California Secretary of State on January 7, 1993, indicating its President is G. Alfred Roensch and its Secretary and Treasurer is Owen Stephenson and were both listed as directors on this filing.  The current President is Douglas Tallant and the current Secretary and Treasurer is Douglas Tallant.

Going concern – The Company incurred net losses of approximately $2,166,552 from the period of January 7, 1993 (Date of Inception) through December 31, 2002 and has commenced its operations on a limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Concentration of risk – A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Tallant.  Should he determine to no longer finance the operations of the company before new capital is raised, it may be unlikely for the company to continue.

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

2.

FIXED ASSETS

Fixed assets consist of the following as of December 31, 2002 and 2001:

	2002	2001
Furniture & Fixtures	$ 20,102	$ 20,102
Computers & Equipment	$ 21,616	$ 21,616
	$ 41,718	$ 41,718
less Accumulated Depreciation	$ (21,904)	$ (14,816)
Net Furniture, Fixtures, Computers & Equip.	$ 19,815	$ 26,903

3.

RELATED PARTY TRANSACTIONS

As of December 31, 2002 and 2001, loans payable from related parties consists of the following:

	2002	2001
Notes payable from officers of
the Company bearing no interest
unsecured and due on demand	$ 0	$ 27,472

Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$ 20,000	$ 20,000

	$ 20,000	$ 47,472

4.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of  $37,268 and $37,268 for  the  years ended December 31, 2002 and 2001, respectively.  The Company has filed the payroll taxes with the Internal Revenue Service.

5.

STOCKHOLDERS’ DEFICIT

        Common Shares:  As of December 31, 2002 and 2001 there were 12,684,973 and 12,684,973 shares of common stock outstanding.

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

As of December 31, 2002 and 2001 there were 3,457,261 and  484,181 shares of preferred stock outstanding.

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

During 2000, 11,000 shares of preferred stock were cancelled.  As of December 31, 2002 the issue was not completely resolved and the stock agent had not received the returned share certificates.  Therefore the 11,000 shares are still reflected in the preferred stock balance.

6.

STOCK OPTIONS

In 2002, the Company granted no stock options.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2002 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2002.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2002. Management's assessment of the effectiveness of the Company's internal control over the financial reporting period ended December 31, 2002 has been audited by our auditors, an independent registered public accounting firm, as stated in their report included herein.

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2002 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

AGE

POSITION

TO BOARD OF DIRECTORS

----------------------------------------------------------------------------------------------------------------------------------------

Douglast Tallant

63

President, Secretary & Director

March 2002

The chart above specifies Friendly Energy Corporation's officers and directors as of December 31, 2002.

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

ITEM 10.  EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Name of Individual or

Capacities in which

Aggregate Remuneration

Identity of Group

Remuneration was received

For 2000

For 2001

For 2002

L. Craig Morton

CEO and Director

$  87,600

$-0-

$-0-

Thomas Bowers

COO

$  68,928

$-0-

$-0-

Steve McKenery

President & COO

$  23,500

$-0-

$-0-

Heather Janz

Treasurer & Director

$  36,184

$-0-

$-0-

Stock Based Compensation.  During the year ended December 31, 2002, no stock based compensation was recorded in our financial statements.  Stock based compensation is an estimate of the market value of stock granted to officers, directors, employees.

Transactions with Promoters

NONE

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of December 31, 2002, with respect to the ownership of the Friendly Energy Corporation's common stock by each person known by Friendly Energy Corporation to be the beneficial owner of more than five percent (5%) of Friendly Energy Corporation's common stock, by each director and officer and by all officers and directors as a group.

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

2001: $0

2002: $0

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2001: $0

2002: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2001: $0

2002: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2001: $0

2002: $0

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

-----------------------

    Donald Trapp, Director

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of Friendly Energy Corporation(the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglass Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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

------------------------

    Douglas Tallant, President/Director

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of Friendly Energy Corporation(the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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