Form 10-K
period 2004-12-31
FRIENDLY ENERGY EXPLORATION
filed 2009-07-15
CIK 1120434

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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

The issuer's revenue for the fiscal year ended December 31, 2004 was $0.

On December 31 2004 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $12,700 computed by reference to the price at which the common equity was last transacted on that date.

On December 31, 2004, the issuer had 12,684,973 shares of Common Stock, $0.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (Check One): YES ☐ NO ☒

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2004.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN JUNE 2009. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2004. FRIENDLY ENERGY CORPORATION HAS INCLUDED A SECTION IN THE NOTES TO THE FINANCIALS ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2004.  NOTE THAT THE COMPANY CHANGED ITS NAME TO “FRIENDLY ENERGY EXPLORATION” IN MARCH 2008.

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

During the year ended December 31, 2004, Friendly incurred a net loss of $11,795 and as of December 31, 2004 has an accumulated deficit of $2,202,562.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Friendly Energy Corporation held the following property in the following amounts:

Property

December 31, 2004

December 31, 2003

----------------------------------------------------------------------------------------------------

Cash and equivalents

      $-0-

                     $-0-

Equipment

      $6,431

        $12,726

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  MARKET PRICE FOR THE FRIENDLY ENERGY CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at December 31, 2004 there were approximately 665 holders of the outstanding shares of the Friendly Energy Corporation's $0.001 par value common stock.  Friendly Energy Corporation participates in the PinkSheets Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the trading symbol "FDEG".  There is only a limited history of public trading of the Registrant's common stock; the sponsoring broker-dealer began trading on July 10, 2000.  The Friendly Energy Corporation's common stock has closed at:

Quarter	High	Low
2000 Third Quarter	$2.250	$0.500
2000 Fourth Quarter	$0.750	$0.700
2001 First Quarter	$0.700	$0.080
2001 Second Quarter	$0.090	$0.030
2001 Third Quarter	$0.090	$0.010
2001 Fourth Quarter	$0.012	$0.005

2002 First Quarter	$0.005	$0.005
2002 Second Quarter	$0.005	$0.005
2002 Third Quarter	$0.020	$0.005
2002 Fourth Quarter	$0.002	$0.001
2003 First Quarter	$0.002	$0.002
2003 Second Quarter	$0.002	$0.002
2003 Third Quarter	$0.002	$0.002
2003 Fourth Quarter	$0.002	$0.002
2004 First Quarter	$0.002	$0.002
2004 Second Quarter	$0.010	$0.002
2004 Third Quarter	$0.010	$0.001
2004 Fourth Quarter	$0.005	$0.001

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

Common Stock . Friendly Energy Corporation is authorized to issue 100,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges.  The shares of $.001 par value common stock of Friendly Energy Corporation constitute equity interests in Friendly Energy Corporation entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2004, 12,684,973 shares of the Friendly Energy Corporation's common stock were issued and outstanding.

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

Sales of Securities

2004 Stock Transactions

During the year ended December 31, 2004, the Company sold no common shares.

2004 Stock Options

During the year ended December 31, 2004, the Company issued no stock options.

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

Liquidity and Capital Resources.

For the year ended December 31, 2004, we had total assets of $6,431, compared to total assets in 2003 of $12,726.  The decrease in assets was due to depreciation.  At December 31, 2004, we had current liabilities of $154,204 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loans payable.  At December 31, 2003 we had current liabilities of $148,704. The increase in liabilities was due primarily to an increase in interest payable.  At December 31, 2004, we had a stockholder’s deficit of $147,773 (2003 – stockholder’s deficit of $135,978).

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

Results of Operations

We have realized only $13,372 in revenue from operations to date.  During the year ended December 31, 2004 the loss from operations is $11,795 (2003 - $24,215).  This decrease in loss was due primarily to a reduction in interest.  From inception to December 31, 2004 Friendly Energy Corporation has incurred cumulative net losses of $2,202,562.

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

De Joya Griffith & Company, LLC

September 12, 2006

Henderson, Nevada

NOTE: THIS AUDIT COVERED THE PERIOD FROM JANUARY 1, 2000 TO DECEMBER 31, 2005.

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31, 2004	December 31, 2003

ASSETS

Current assets
Cash and cash equivalents	$ -	$ -
Advances	-	-
Total current assets	-	-

Other Assets
Property and equipment, net	6,431	12,726
Investment	-	-
Notes	-	-
Total Other Assets	6,431	12,726

Total Assets	$ 6,431	$ 12,726

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 73,158	$ 73,611
Payroll Tax Liabilities	37,268	37,268
Interest Payable	23,079	17,127
Loan Payable	699	699
Loans Payable-Related Parties	20,000	20,000
Total current liabilities	154,204	148,704

Total liabilities	154,204	148,704

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 12,684,973 and 12,684,973 shares,
respectively, issued and outstanding	12,685	12,685
Preferred Stock, $0.001 par value, 10,000,000 shares	-
authorized, 3,457,261 and 3,457,261 shares,	3,457	3,457
respectively, issued and outstanding
Additional paid-in capital	2,037,647	2,037,647
Accumulated deficit in the development stage	(2,201,562)	(2,189,767)
Total stockholders' deficit	(147,773)	(135,978)

Total liabilities and stockholders' deficit	$ 6,431	$ 12,726

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

			From Inception
			(January 7, 1993)
	For the year ended	For the year ended	through
	December 31, 2004	December 31, 2003	December 31, 2004

Revenue	$-	$-	$ 13,372

Operating expenses
Depreciation	6,295	7,088	35,287
Legal Fees	-	-	56,383
Payroll Expenses	-	-	213,228
Professional Fees	-	-	654,845
Rent	-	-	282,410
Stock Based Compensation	-	-	156,825
Telephone	-	-	29,389
Travel & Entertainment	-	-	128,687
General and administrative	(452)	-	189,541

Total operating expenses	5,843	7,088	1,746,594

Loss from operations	(5,843)	(7,088)	(1,733,223)

Other income (expenses):
Other income	-	-	120,605
Forgiveness of Debt	-	-	(122,765)
Impairment Loss on Asset	-	-	(442,800)
Interest Expense	(5,952)	(17,127)	(23,379)
Total other income (expenses)	(5,952)	(17,127)	(468,339)

Loss before provision for income taxes	(11,795)	(24,215)	(2,202,562)
Provision for income taxes	-	-	-

Net loss	$ (11,795)	$ (24,215)	$ (2,202,562)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.28)

Basic and diluted weighted average
common shares outstanding	12,684,973	12,684,973	7,762,659

FRIENDLY ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(118,510)	0

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(550,309)	(550,309)

Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(668,819)	10,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000

Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(1,034,316)	(1,034,316)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,703,135)	202,000

Net loss	0	0	0	0	0	(453,046)	(453,046)

Balance at December 31, 2001	12,684,973	12,685	484,181	484	1,891,966	(2,156,181)	(251,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654

Net loss	0	0	0	0	0	(9,371)	(9,371)

Balance at December 31, 2002	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,165,552)	(111,763)

Net loss	0	0	-	0	0	(24,215)	(24,215)

Balance, December 31, 2003	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,189,767)	(135,978)

Net loss	0	0	0	0	0	(11,795)	(11,795)

Balance, December 31, 2004	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,201,562)	(147,773)

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			From Inception
			(January 7, 1993)
	For the year ended	For the year ended	through
	December 31, 2004	December 31, 2003	December 31, 2004
Cash flows from operating activities:
Net loss	$ (11,795)	(24,215)	(2,202,562)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	6,295	7,088	35,287
Stock Based Compensation	-	-	(61,635)
Impairment Loss	-	-	442,800
Changes in operating assets and liabilities:
Accounts Payable	(452)	-	74,857
Advances	-	-	-
Interest Payable	5,952	17,127	23,079
Notes	-	-	-
Payroll Liabilities	-	-	37,268
Loans Payable	-	-	-
Net cash used by operating activities	-	-	(1,650,906)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(41,718)
Investment	-	-	-
Net cash used by investing activities	-	-	(41,718)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	112,970
Proceeds from issuance of preferred stock	-	-	1,559,654
Proceeds on borrowings from related parties	-	-	20,000
Net cash provided by financing activities	-	-	1,692,624

Net increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$ -	$ -	$ -

NOTES TO FINANCIAL STATEMENTS  – 2004

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

Going concern – The Company incurred net losses of approximately $2,202,562 from the period of January 7, 1993 (Date of Inception) through December 31, 2004 and has commenced its operations on a limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

2.

 FIXED ASSETS

Fixed assets consist of the following as of December 31, 2004 and 2003:

	2004	2003
Furniture & Fixtures	$ 20,102	$ 20,102
Computers & Equipment	$ 21,616	$ 21,616
	$ 41,718	$ 41,718
less Accumulated Depreciation	$ (35,287)	$ (28,992)
Net Furniture, Fixtures, Computers & Equip.	$ 6,431	$ 12,726

3.

RELATED PARTY TRANSACTIONS

As of December 31, 2002 and 2001, loans payable from related parties consists of the following:

	2004	2003
Notes payable from officers of
the Company bearing no interest
unsecured and due on demand	$ 0	$ 0

Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$ 20,000	$ 20,000

	$ 20,000	$ 20,000

4.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of  $37,268 and $37,268 for  the  years ended December 31, 2004 and 2003, respectively.  The Company has filed the payroll taxes with the Internal Revenue Service.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2004 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of the Company's internal control over the financial reporting period ended December 31, 2004 has been audited by our auditors, an independent registered public accounting firm, as stated in their report included herein.

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

AGE

POSITION

TO BOARD OF DIRECTORS

----------------------------------------------------------------------------------------------------------------------------------------

Douglast Tallant

63

President, Secretary & Director

March 2002

The chart above specifies Friendly Energy Corporation's officers and directors as of December 31, 2004.

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

ITEM 10.  EXECUTIVE COMPENSATION - REMUMERATION OF DIRECTORS AND OFFICERS.

No remuneration was paid to directors or officers in 2004, 2003 or 2002.

Stock Based Compensation.  During the year ended December 31, 2004, no stock based compensation was recorded in our financial statements.  Stock based compensation is an estimate of the market value of stock granted to officers, directors, employees.

Transactions with Promoters

NONE

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of December 31, 2004, with respect to the ownership of the Friendly Energy Corporation's common stock by each person known by Friendly Energy Corporation to be the beneficial owner of more than five percent (5%) of Friendly Energy Corporation's common stock, by each director and officer and by all officers and directors as a group.

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

2003: $0

2004: $0

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2003: $0

2004: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2003: $0

2004: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2003: $0

2004: $0

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

-----------------------

 Donald Trapp, Director

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of Friendly Energy Corporation(the "Company") on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglass Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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

------------------------

 Douglas Tallant, President/Director

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of Friendly Energy Corporation(the "Company") on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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