Form 10-Q
period 2005-03-31
FRIENDLY ENERGY EXPLORATION
filed 2009-07-17
CIK 1120434

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2005
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2005, there were 12,684,973 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES☐ NO ☒

THIS REPORT ON FORM 10-Q IS FOR THE PERIOD ENDING MARCH 31, 2005.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN JULY 2009. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF MARCH 31, 2005. FRIENDLY ENERGY CORPORATION HAS INCLUDED A SECTION IN THE NOTES TO THE FINANCIALS ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO MARCH 31, 2005.  NOTE THAT THE COMPANY CHANGED ITS NAME TO “FRIENDLY ENERGY EXPLORATION” IN MARCH 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management and commence below, together with related Notes.  In the opinion of management, the Financial Statements present fairly the financial condition of the Company.

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
Unaudited

	March 31, 2005	December 31, 2004

ASSETS

Current assets
Cash and cash equivalents	$272	$ -
Total current assets	272	-

Other Assets
Property and equipment, net	4,916	6,431
Total Other Assets	4,916	6,431

Total Assets	$5,188	$6,431

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 73,158	$ 73,158
Payroll Tax Liabilities	40,935	37,268
Deferred Salaries	44,000
Interest Payable	24,686	23,079
Loan Payable	699	699
Loans Payable-Related Parties	26,979	20,000
Total current liabilities	210,457	154,204

Total liabilities	210,457	154,204

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 13,884,973 and 12,684,973 shares,
respectively, issued and outstanding	13,885	12,685
Preferred Stock, $0.001 par value, 10,000,000 shares		-
authorized, 3,337,261 and 3,457,261 shares,	3,337	3,457
respectively, issued and outstanding
Additional paid-in capital	2,036,567	2,037,647
Accumulated deficit in the development stage	(2,259,057)	(2,201,562)
Total stockholders' deficit	(205,268)	(147,773)

Total liabilities and stockholders' deficit	$5,188	$6,431

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited
			From Inception
	For the	For the	(February 11, 2005)
	Three Months Ended	Three Months Ended	through
	March 31, 2005	March 31, 2004	March 31, 2005

Revenue	$-	$-	$-

Operating expenses
Depreciation	1,515	1,772	1,515
Legal Fees	5,000	-	5,000
Officer Wages	44,000	-	44,000
Payroll Expenses	3,667	-	3,667
Professional Fees	500	-	500
Telephone	84	-	84
Travel & Entertainment	1,004	-	1,004
General and administrative	1,727	-	1,727

Total operating expenses	57,496	1,772	57,496

Loss from operations	(57,496)	(1,772)	(57,496)

Other income (expenses):
Other income	-	-	-
Total other income (expenses)	-	-	-

Loss before provision for income taxes	(57,496)	(1,772)	(57,496)
Provision for income taxes	-	-	-

Net loss	$ (57,496)	$(1,772)	$ (57,496)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	13,284,973	12,684,973	7,887,604

FRIENDLY ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Unaudited
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(97,510)	21,000

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(556,309)	(556,309)

Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(653,819)	25,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000

Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(914,511)	(914,511)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,568,330)	336,805

Net loss	0	0	0	0	0	(584,851)	(584,851)

Balance at December 31, 2001	12,684,973	12,685	484,181	484	1,891,966	(2,153,181)	(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654

Net loss	0	0	0	0	0	(12,371)	(12,371)

Balance at December 31, 2002	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,165,552)	(111,763)

Net loss	0	0	-	0	0	(24,215)	(24,215)

Balance, December 31, 2003	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,189,767)	(135,978)

Net loss	0	0	0	0	0	(11,795)	(11,795)
Balance, December 31, 2004	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,201,562)	(147,773)

Conversion of preferred stock	(1,200,000)	(1,200)	120,000	120	1,080	0	0
Net loss	0	0	0	0	0	(57,496)	(57,496)

Balance, March 31, 2005	11,484,973	$11,485	3,577,261	$3,577	$2,038,727	($2,259,058)	($205,269)

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
			From Inception
	For the	For the	(February 11, 2005)
	Three Months Ended	Three Months Ended	through
	March 31, 2005	March 31, 2004	March 31, 2005
Cash flows from operating activities:
Net loss	$ (57,496)	(1,772)	(57,496)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,515	1,772	1,515
Changes in operating assets and liabilities:
Interest Payable	1,607	-	1,607
Payroll Liabilities	3,667	-	3,667
Deferred Salaries	44,000	-	44,000
Net cash used by operating activities	(6,707)	-	(6,707)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-
Net cash used by investing activities	-	-	-

Cash flows from financing activities:	-	-
Proceeds on borrowings from related parties	6,979	-	6,979
Net cash provided by financing activities	6,979	-	6,979

Net increase in cash	272	-	272

Cash, beginning of period	-	-	-

Cash, end of period	$272	$ -	$272

NOTES TO FINANCIAL STATEMENTS – March 31, 2005

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Interim Financial Statements – The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005, or any other period.

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

Description of business and history – Friendly Energy Corporation, a Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993.  The company was in the business of selling electric power and related services to small and medium sized businesses in the newly deregulated California market.  Because of the problems with electricity supply in California, we were never able to begin delivering electricity to the customers we had marketed.  So the Company ceased operations as an Electric Service Provider in early 2001.  It then entered the business of marketing cogeneration equipment, but ceased all operations in the second quarter of 2002 except for general administrative operations.  In February 2005, operations resumed when the company began the process of identifying potential oil and gas prospects for development.  The primary focus is on property that may have proven reserves to minimize any potential risk.  It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company – The company filed its articles of incorporation with the Nevada Secretary of State on January 7, 1993, indicating  G. Alfred Roensch as the incorporator.

The company filed its annual list of officers and directors with the Nevada Secretary of State on January 7, 1993, indicating its President is G. Alfred Roensch and its Secretary and Treasurer is Owen Stephenson and were both listed as directors on this filing.  The current President is Douglas Tallant and the current Treasurer is Donald Trapp.

Going concern – The Company incurred net losses of approximately $57,496 from the period of February 11, 2005 (Date of Inception/reactivation) through March 31, 2005 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the period from February 11, 2005 (Date of Inception/reactivation) through March 31, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Concentration of risk – A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Tallant.  Should he determine to no longer finance the operations of the company before new capital is raised, it may be unlikely for the company to continue.

Revenue recognition – The Company has had no revenues to date from its operations since reactivation in February 2005.  Revenue is recognized as it is received.

Inventory valuation – At this time the Company is not expected to hold inventory.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2005 and 2004:

	March 31, 2005	March 31, 2004
Furniture & Fixtures	$20,102	$20,102
Computers & Equipment	$21,616	$21,616
	$41,718	$41,718
less Accumulated Depreciation	$ (36,802)	$ (30,764)
Net Furniture, Fixtures, Computers & Equip.	$ 4,917	$10,955
Total Fixed Assets	$ 4,917	$10,955

3. RELATED PARTY TRANSACTIONS

As of March 31, 2005 and 2004, loans payable from related parties consists of the following:

 March 31, 2005    March 31, 2004

Notes payable  from officers of

the Company bearing interest at 8%

unsecured and due on demand

    $  26,97

                 $ 20,000

4.  OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of  $40,935 and $37,268 for  the  three months ended March 31, 2005 and 2004, respectively.  The Company has filed the payroll taxes with the Internal Revenue Service.

5.STOCKHOLDERS’ DEFICIT

 Common Shares:  As of December 31, 2004 there were 12,684,973 shares of common stock outstanding.

The total of outstanding and issued common shares at March 31, 2005 and 2004 was 13,884,973 and 12,684,973.

Preferred Shares: Each share of preferred stock is convertible into ten shares of common stock, has voting rights equal to ten shares of common stock, and is not affected by any reverse split of the common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

As of December 31, 2004 there were 3,457,261 shares of preferred stock outstanding. The total of outstanding and issued preferred shares at March 31, 2005 and 2004 was 3,337,261 and 3,457,261.

6.

STOCK OPTIONS

No stock options were granted or vested during the three months ending March 31, 2005.

7.

LITIGATION

A former employee filed a complaint regarding compensation in September 2001.  The Company is not currently a party to or the subject of any pending legal proceeding.

8.SUBSEQUENT EVENTS

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-

looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Our Background

Friendly Energy Corporation was formed under the laws of the State of Nevada on January 7, 1993 under the name Eco-Systems Marketing.  Eco-Systems subsequently changed its name to Rama Financial Corporation. An Amendment to the Articles of Incorporation was filed changing the corporate name to Friendly Energy Corporation on April 2, 1999.  Friendly Energy Corporation was originally engaged in establishing itself as an electric service provider to California customers.  In February 2005, the Company became an oil and gas development company.

Our Business

The company was in the business of selling electric power and related services to small and medium sized businesses in the newly deregulated California market.  Because of the problems with electricity supply in California, we were never able to begin delivering electricity to the customers we had marketed.  So the Company ceased operations as an Electric Service Provider in early 2001.  It then entered the business of marketing cogeneration equipment, but ceased all operations in the second quarter of 2002 except for general administrative operations.  In February 2005, operations resumed when the company began the process of identifying potential oil and gas prospects for development.  The primary focus is on property that may have proven reserves to minimize any potential risk. It is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Liquidity and Capital Resources.

For period ended March 31, 2005, we had total assets of $5,188, compared to $6,431 total assets for the period ending December 31, 2004.  The decrease in assets was slight.  At March 31, 2005, we had current liabilities of $210,457 which was represented by accounts payable, payroll liabilities, deferred salaries, and loans payable.  At December 31, 2004 we had current liabilities of $154,204.  At March 31, 2005, we had working capital deficit of $205,268 compared to $147,773 at December 31, 2004.

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

Results of Operations

During the three month period ended March 31, 2005, the loss from operations was $57,496 as compared to the same three month period in 2004 there was a loss of $1,772.  From inception/reactivation on February 11, 2005 to March 31, 2005, Friendly Energy Corporation has incurred cumulative net losses of $57,496.  Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

ITEM 4 .  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange

Act"), as of March 31, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2005. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2005.  No changes in the Company's internal controls over financial reporting occurred during the period ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

FRIENDLY ENERGY CORPORATION

Date: July 16, 2009

By: /s/ Douglas Tallant

 ---------------------------

Douglas Tallant, Director and President

Date: July 16, 2009

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

Date: July 16, 2009

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

Date: July 16, 2009

/s/ Donald Trapp

-----------------------

Donald Trapp, Director and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Corporation(the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglas Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 16th day of July 2009.

/s/ Douglas Tallant

------------------------

 Douglas Tallant, President/Director

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Corporation(the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 16th day of July 2009.

/s/ Donald Trapp

------------------------

 Donald Trapp, Director