Form 10-Q
period 2007-03-31
FRIENDLY ENERGY EXPLORATION
filed 2009-07-22
CIK 1120434

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2007
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2007, there were 12,684,973 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES☐ NO ☒

THIS REPORT ON FORM 10-Q IS FOR THE PERIOD ENDING MARCH 31, 2007.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN JULY 2009. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF MARCH 31, 2007. FRIENDLY ENERGY CORPORATION HAS INCLUDED A SECTION IN THE NOTES TO THE FINANCIALS ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO MARCH 31, 2007.  NOTE THAT THE COMPANY CHANGED ITS NAME TO “FRIENDLY ENERGY EXPLORATION” IN MARCH 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management and commence below, together with related Notes.  In the opinion of management, the Financial Statements present fairly the financial condition of the Company.

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
Unaudited

	March 31, 2007	December 31, 2006

ASSETS

Current assets
Cash and cash equivalents	$ 61	$ 748
Advances	$ 443	$ 443
Total current assets	505	1,191

Other Assets
Property and equipment, net	3,171	3,470
Investment	1,000	1,000
Asher #1 Oil Well	103,077	103,077
Asher #2 Project	5,008	-
West Peach Project	52,005	36,970
Total Other Assets	164,260	144,517

Total Assets	$ 164,765	$ 145,708

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 162,235	$ 123,048
Payroll Tax Liabilities	74,263	70,285
Judgement payable	181,963	177,489
Deferred Salaries	542,000	506,000
Interest Payable	93,529	69,282
Loan Payable	37,378	483,680
Loans Payable-Related Parties	9,369	27,877
Total current liabilities	1,100,738	1,457,662

Total liabilities	1,100,738	1,457,662

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 44,093,893 and 43,593,893 shares,
respectively, issued and outstanding	44,094	43,594
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 6,482,145 and 1,259,923 shares,	6,482	1,260
respectively, issued and outstanding
Additional paid-in capital	2,896,631	2,360,611
Accumulated deficit in the development stage	(3,883,180)	(3,717,418)
Total stockholders' deficit	(935,973)	(1,311,954)

Total liabilities and stockholders' deficit	$ 164,765	$ 145,708

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited
			From Inception
	For the	For the	(February 11, 2005)
	Three Months Ended	Three Months Ended	through
	March 31, 2007	March 31, 2006	March 31, 2007

Revenue	$-	$-	$-

Operating expenses
Depreciation	300	922	7,371
Dry Hole Cost	702	-	87,511
Intangible Drilling Costs	17,953	-	333,206
Legal Fees	567	1,225	14,237
Officer Wages	61,000	66,000	567,000
Oil Well Operations Cost	1,321	-	1,793
Payroll Expenses	3,978	6,289	36,995
Professional Fees	336	995	27,455
Stock Based Compensation	46,742	-	309,100
Telephone	2,574	4,392	13,739
Travel & Entertainment	1,155	1,014	13,805
General and administrative	412	7,131	16,993
			-
Total operating expenses	137,041	87,968	1,429,205
			-
Loss from operations	(137,041)	(87,968)	(1,429,205)

Other income (expenses):
Other income	-	-	-
Interest Expense	(28,721)	(11,231)	(142,413)
Lawsuit Judgment	-	-	(110,000)
Total other income (expenses)	(28,721)	(11,231)	(252,413)

Loss before provision for income taxes	(165,762)	(99,199)	(1,681,618)
Provision for income taxes	-	-	-

Net loss	$ (165,762)	$ (99,199)	$ (1,681,618)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.14)

Basic and diluted weighted average
common shares outstanding	43,843,893	38,310,433	12,043,351

FRIENDLY ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Unaudited

	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(97,510)	21,000

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0
Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000
Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450
Net loss	0	0	0	0	0	(556,309)	(556,309)
Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(653,819)	25,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000
Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800
Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375
Net loss	0	0	0	0	0	(914,511)	(914,511)
Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,568,330)	336,805

Net loss	0	0	0	0	0	(584,851)	(584,851)
Balance at December 31, 2001	12,684,973	12,685	484,181	484	1,891,966	(2,153,181)	(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654
Net loss	0	0	0	0	0	(12,371)	(12,371)
Balance at December 31, 2002	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,165,552)	(111,763)

Net loss	0	0	-	0	0	(24,215)	(24,215)
Balance, December 31, 2003	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,189,767)	(135,978)

Net loss	0	0	0	0	0	(11,795)	(11,795)
Balance, December 31, 2004	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	400,000	400	0	0	9,600	0	10,000
Common shares issued for services, $0.05 per share	250,000	250	0	0	12,250	0	12,500
Common shares issued to officers and directors for services, $0.04 per share	500,000	500	0	0	19,500	0	20,000
Preferred shares issued to officers and directors for services, $0.40 per share	0	0	450,000	450	179,550	0	180,000
Conversion of preferred stock	19,742,000	19,742	(1,974,200)	(1,974)	(17,768)	0	0
Issuance of stock options to two officers	0	0	0	0	24,929	0	24,929
Net loss	0	0	-	0	0	(691,271)	(691,271)
Balance, December 31, 2005	33,576,973	33,577	1,933,061	1,933	2,265,708	(2,892,833)	(591,615)

Common shares issued for cash, $0.05	500,000	500	-	-	24,500		25,000

Conversion of preferred stock	9,516,920	9,517	(951,692)	(952)	(8,565)	-	-
Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	24,929
Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	54,318
Net Loss	-	-	-	-	-	(824,586)	(824,586)
Balance, December 31, 2006	43,593,893	43,594	1,259,923	1,260	2,360,611	(3,717,419)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	470,000
Common shares issued for cash, $0.05	500,000	500	-	-	24,500		25,000
Net Loss	-	-	-	-	-	(165,762)	(165,762)
Balance, March 31, 2007	44,093,893	44,094	6,482,145	6,482	2,896,631	(3,883,181)	(935,974)

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
			From Inception
	For the	For the	(February 11, 2005)
	Three Months Ended	Three Months Ended	through
	March 31, 2007	March 31, 2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(165,762)	(99,199)	(1,681,618)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	300	922	7,371
Stock Based Compensation	71,472	-	153,830
Changes in operating assets and liabilities:
Accounts Payable	39,188	(446)	89,077
Advances	-	-	(443)
Judgement payable	4,474	4,050	181,963
Interest Payable	24,247	7,181	70,450
Payroll Liabilities	3,978	6,289	36,995
Deferred Salaries	36,000	66,000	542,000
Loans Payable	(446,302)	14,600	36,679
Net cash used by operating activities	(432,405)	(602)	(563,696)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,110)	(4,110)
Investment	-	-	(1,000)
Asher #1 Oil Well	-	-	(103,077)
Asher #2 Project	(5,008)	-	(5,008)
West Peach Project	(15,035)	(13,982)	(52,005)
Net cash used by investing activities	(20,043)	(18,092)	(165,200)

Cash flows from financing activities:
Proceeds from issuance of common stock	270	-	35,270
Proceeds from issuance of preferred stock	470,000	-	704,318
Proceeds on borrowings from related parties	(18,508)	18,869	(10,631)
Net cash provided by financing activities	451,762	18,869	728,957

Net increase in cash	(687)	175	61

Cash, beginning of period	748	(48)	-

Cash, end of period	$ 61	$127	$ 61

NOTES TO FINANCIAL STATEMENTS – March 31, 2007

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Interim Financial Statements – The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any other period.

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

Going concern – The Company incurred net losses of approximately $1,681,618 from the period of February 11, 2005 (Date of Inception/reactivation) through March 31, 2007 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the period from February 11, 2005 (Date of Inception/reactivation) through March 31, 2007, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.    FIXED ASSETS

Fixed assets consist of the following as of March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006
Furniture & Fixtures	$20,102	$20,102
Computers & Equipment	$25,727	$25,727
	$45,829	$45,829
less Accumulated Depreciation	$ (42,658)	$ (41,459)
Net Furniture, Fixtures, Computers & Equip.	$ 3,171	$ 4,370
LLC Investment	$ 1,000	$13,982
Asher #1 Oil Well	$ 103,077	$ -
Asher #2 Project	$ 5,008	$ -
Red Oak Project	$52,005	$ -
Total Fixed Assets	$ 164,261	$18,352

3.    RELATED PARTY TRANSACTIONS

As of March 31, 2007 and 2006, loans payable from related parties consists of the following:

   March 31, 2007                March 31, 2006

Notes payable  from officers of

the Company bearing interest at 8%

unsecured and due on demand              $     9,369

      $    53,204

4.     OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of  $74,263 and $58,226 for  the  three months ended March 31, 2007 and 2006, respectively.  The Company has filed the payroll taxes with the Internal Revenue Service.

5.   STOCKHOLDERS’ DEFICIT

       Common Shares:  As of December 31, 2006 there were 43,593,893 shares of common stock outstanding.

The total of outstanding and issued common shares at March 31, 2007 and 2006 was 44,093,893 and 43,043,893.

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock, has voting rights equal to ten shares of common stock, and is not affected by any reverse split of the common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

As of December 31, 2006 there were 1,259,923 shares of preferred stock outstanding.   The total of outstanding and issued preferred shares at March 31, 2007 and 2006 was 6,482,145 and 986,369.

6.

STOCK OPTIONS

No stock options were granted during the three months ending March 31, 2007.

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

Liquidity and Capital Resources.

For period ended March 31, 2007, we had total assets of $164,765, compared to $145,708 total assets for the period ending December 31, 2006.  The increase in assets was due to investment in the West Peach oil and gas project and the Asher #1 oil and gas project.  At March 31, 2007, we had current liabilities of $1,100,738 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, and loans payable.  At December 31, 2006 we had current liabilities of $1,457,662.  At March 31, 2007, we had working capital deficit of $935,973 compared to $1,311,954 at December 31, 2006.

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

Results of Operations

During the three month period ended March 31, 2007, the loss from operations was $165,762 as compared to the same three month period in 2006 there was a loss of $99,199.  From inception/reactivation on February 11, 2005 to March 31, 2007, Friendly Energy Corporation has incurred cumulative net losses of $1,681,618.  Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

ITEM 4 .  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2007. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2007.  No changes in the Company's internal controls over financial reporting occurred during the period ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

-----------------------

Donald Trapp, Director and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Corporation(the "Company") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglas Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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

------------------------

 Douglas Tallant, President/Director

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Corporation(the "Company") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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