Form 10-Q
period 2007-09-30
FRIENDLY ENERGY EXPLORATION
filed 2009-07-22
CIK 1120434

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2007
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2007, there were 12,684,973 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES☐ NO ☒

THIS REPORT ON FORM 10-Q IS FOR THE PERIOD ENDING SEPTEMBER 30, 2007.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN JULY 2009. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF SEPTEMBER 30, 2007. FRIENDLY ENERGY CORPORATION HAS INCLUDED A SECTION IN THE NOTES TO THE FINANCIALS ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO SEPTEMBER 30, 2007.  NOTE THAT THE COMPANY CHANGED ITS NAME TO “FRIENDLY ENERGY EXPLORATION” IN MARCH 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management and commence below, together with related Notes.  In the opinion of management, the Financial Statements present fairly the financial condition of the Company.

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2007	December 31, 2006

ASSETS

Current assets
Cash and cash equivalents	$ (6,427)	$ 748
Advances	$ 443	$ 443
Total current assets	(5,984)	1,191

Other Assets
Property and equipment, net	2,672	3,470
Investment	1,000	1,000
Notes	272,000	-
Asher #1 Oil Well	103,077	103,077
Asher #2 Project	5,008	-
West Peach Project	52,005	36,970
Total Other Assets	435,761	144,517

Total Assets	$ 429,778	$ 145,708

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 159,237	$ 123,048
Payroll Tax Liabilities	81,415	70,285
Judgement payable	191,253	177,489
Deferred Salaries	662,000	506,000
Interest Payable	126,083	69,282
Loan Payable	51,838	483,680
Loans Payable-Related Parties	9,155	27,877
Total current liabilities	1,280,980	1,457,662

Total liabilities	1,280,980	1,457,662

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 13,884,973 and 12,684,973 shares,
respectively, issued and outstanding	64,457	43,594
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 3,337,261 and 3,457,261 shares,	5,806	1,260
respectively, issued and outstanding
Additional paid-in capital	3,195,686	2,360,611
Accumulated deficit in the development stage	(4,117,152)	(3,717,418)
Total stockholders' deficit	(851,203)	(1,311,954)

Total liabilities and stockholders' deficit	$ 429,778	$ 145,708

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited
					From Inception
	For the Three	For the Three	For the Nine	For the Nine	(Feb. 11, 2005)
	Months Ended	Months Ended	Months Ended	Months Ended	through
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007

Revenue	$ 3,604	$ -	$ 6,714	$ -	$ 6,714

Operating expenses
Depreciation	206	301	799	1,522	7,870
Dry Hole Cost	-	-	1,348	-	88,157
Intangible Drilling Costs	-	257,964	17,953	257,964	333,206
Legal Fees	-	400	5,907	4,625	19,577
Officer Wages	60,000	66,000	181,000	198,000	687,000
Oil Well Operations Cost	1,312	-	4,391	-	4,863
Payroll Expenses	3,251	4,193	11,130	15,531	44,147
Professional Fees	1,854	7,190	4,018	12,612	31,137
Stock Based Compensation	46,742	-	93,484	24,929	355,842
Telephone	1,652	2,195	5,294	8,411	16,459
Travel & Entertainment	2,887	6,539	5,891	8,279	18,541
General and administrative	2,946	2,751	4,669	12,471	21,250

Total operating expenses	120,849	347,533	335,883	544,344	1,628,047

Loss from operations	(117,245)	(347,533)	(329,169)	(544,344)	(1,621,333)

Other income (expenses):
Interest Expense	(20,973)	(13,079)	(70,565)	(35,643)	(184,257)
Lawsuit Judgment	-	-	-	-	(110,000)
Total other income (expenses)	(20,973)	(13,079)	(70,565)	(35,643)	(294,257)

Loss before provision for income taxes	(138,218)	(360,612)	(399,733)	(579,987)	(1,915,590)
Provision for income taxes	-	-	-	-	-

Net loss	$ (138,218)	$ (360,612)	$ (399,733)	$ (579,987)	$ (1,915,590)

Basic and diluted loss per common share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.14)

Basic and diluted weighted average
common shares outstanding	60,475,338	43,318,893	18,311,973	43,318,893	13,685,113

FRIENDLY ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Unaudited

	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(97,510)	21,000

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0
Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000
Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450
Net loss	0	0	0	0	0	(556,309)	(556,309)
Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(653,819)	25,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000
Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800
Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375
Net loss	0	0	0	0	0	(914,511)	(914,511)
Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,568,330)	336,805

Net loss	0	0	0	0	0	(584,851)	(584,851)
Balance at December 31, 2001	12,684,973	12,685	484,181	484	1,891,966	(2,153,181)	(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654
Net loss	0	0	0	0	0	(12,371)	(12,371)
Balance at December 31, 2002	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,165,552)	(111,763)

Net loss	0	0	-	0	0	(24,215)	(24,215)
Balance, December 31, 2003	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,189,767)	(135,978)

Net loss	0	0	0	0	0	(11,795)	(11,795)
Balance, December 31, 2004	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	400,000	400	0	0	9,600	0	10,000
Common shares issued for services, $0.05 per share	250,000	250	0	0	12,250	0	12,500
Common shares issued to officers and directors for services, $0.04 per share	500,000	500	0	0	19,500	0	20,000
Preferred shares issued to officers and directors for services, $0.40 per share	0	0	450,000	450	179,550	0	180,000
Conversion of preferred stock	19,742,000	19,742	(1,974,200)	(1,974)	(17,768)	0	0
Issuance of stock options to two officers	0	0	0	0	24,929	0	24,929
Net loss	0	0	-	0	0	(691,271)	(691,271)
Balance, December 31, 2005	33,576,973	33,577	1,933,061	1,933	2,265,708	(2,892,833)	(591,615)

Common shares issued for cash, $0.05	500,000	500	-	-	24,500		25,000

Conversion of preferred stock	9,516,920	9,517	(951,692)	(952)	(8,565)	-	-
Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	24,929
Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	54,318
Net Loss	-	-	-	-	-	(824,586)	(824,586)
Balance, December 31, 2006	43,593,893	43,594	1,259,923	1,260	2,360,611	(3,717,419)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	470,000
Common shares issued for notes $0.020	13,600,000	13,600	-	-	258,400		272,000
Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	93,484
Common shares issued for cash, $0.05	500,000	500	-	-	24,500		25,000
Conversion of preferred stock	6,762,890	6,763	(676,289)	(676)	(6,087)	-	-
Net Loss	-	-	-	-	-	(399,733)	(399,733)
Balance, Sept. 30, 2007	64,456,783	64,457	5,805,856	5,806	3,195,686	(4,117,152)	(851,203)

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
					From Inception
	For the Three	For the Three	For the Nine	For the Nine	(Feb. 11, 2005)
	Months Ended	Months Ended	Months Ended	Months Ended	through
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007
Cash flows from operating activities:
Net loss	$ (138,218)	(360,612)	$ (233,972)	(480,788)	(1,915,590)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	206	301	499	600	7,870
Stock Based Compensation	46,472	-	46,472	24,929	200,302
Changes in operating assets and liabilities:
Accounts Payable	(2,291)	-	(2,999)	-	86,078
Advances	-	-	-	-	(443)
Judgment Payable	4,703	4,257	9,290	8,409	191,253
Interest Payable	16,270	8,822	32,554	16,003	103,004
Notes	(94,000)	-	(272,000)	-	(272,000)
Payroll Liabilities	3,251	4,193	7,152	9,242	44,147
Deferred Salaries	60,000	66,000	120,000	132,000	662,000
Loans Payable	5,291	316,050	14,460	367,650	51,139
Net cash used by operating activities	(98,317)	39,011	(278,544)	78,045	(842,240)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-	-	(4,110)
Investment	-	-	-	-	(1,000)
Asher #1 Oil Well	-	(61,368)	-	(93,368)	(103,077)
Asher #2 Project	-	-	-	(15,188)	(5,008)
West Peach Project	-	(7,800)	-	(7,800)	(52,005)
Net cash used by investing activities	-	(69,168)	-	(116,356)	(165,200)

Cash flows from financing activities:			-	-
Proceeds from issuance of common stock	94,270	25,000	272,270	25,000	307,540
Proceeds from issuance of preferred stock	-	54,318	-	54,318	704,318
Proceeds on borrowings from related parties	(2,408)	(41,453)	(215)	(31,127)	(10,845)
Net cash provided by financing activities	91,862	37,865	272,055	48,191	1,001,012

Net increase in cash	(6,455)	7,709	(6,489)	9,880	(6,427)

Cash, beginning of period	28	2,298	89	2,424	-

Cash, end of period	$ (6,427)	$ 10,006	$ (6,399)	$12,304	$(6,427)

NOTES TO FINANCIAL STATEMENTS – September 30, 2007

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Interim Financial Statements – The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any other period.

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

Going concern – The Company incurred net losses of approximately $1,915,590 from the period of February 11, 2005 (Date of Inception/reactivation) through September 30, 2007 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the period from February 11, 2005 (Date of Inception/reactivation) through September 30, 2007, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Concentration of risk – A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Tallant.  Should he determine to no longer finance the operations of the company before new capital is raised, it may be unlikely for the company to continue.

Revenue recognition – The Company has revenues of $6,714 to date from its operations since reactivation in February 2005.  Revenue is recognized as it is received.

Inventory valuation – At this time the Company is not expected to hold inventory.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.    FIXED ASSETS

Fixed assets consist of the following as of September 30, 2007 and 2006:

	Sept. 30, 2007	Sept. 30, 2006
Furniture & Fixtures	$20,102	$20,102
Computers & Equipment	$25,727	$25,727
	$45,829	$45,829
less Accumulated Depreciation	$ (43,157)	$ (42,059)
Net Furniture, Fixtures, Computers & Equip.	$ 2,672	$ 3,770
LLC Investment	$ 1,000	$ -
Notes	$ 272,000	$ -
Asher #1 Oil Well	$ 103,077	$93,368
Asher #2 Project	$ 5,008	$ -
Red Oak Project	$52,005	$36,970
Total Fixed Assets	$ 435,762	$ 134,108

3.    RELATED PARTY TRANSACTIONS

As of September 30, 2007 and 2006, loans payable from related parties consists of the following:

September 30, 2007                September 30, 2006

Notes payable  from officers of

the Company bearing interest at 8%

unsecured and due on demand              $     9,155

  $    22,077

4.     OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of  $81,415 and $67,468 for  the  three months ended September 30, 2007 and 2006, respectively.  The Company has filed the payroll taxes with the Internal Revenue Service.

5.   STOCKHOLDERS’ DEFICIT

       Common Shares:  As of December 31, 2006 there were 43,593,893 shares of common stock outstanding.

The total of outstanding and issued common shares at September 30, 2007 and 2006 was 64,456,783 and 43,593,893.

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock, has voting rights equal to ten shares of common stock, and is not affected by any reverse split of the common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

As of December 31, 2006 there were 1,259,923 shares of preferred stock outstanding.   The total of outstanding and issued preferred shares at September 30, 2007 and 2006 was 5,805,856 and 1,259,923.

6.

STOCK OPTIONS

No stock options were granted during the three months ending September 30, 2007.

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

Liquidity and Capital Resources.

For period ended September 30, 2007, we had total assets of $429,778, compared to $145,708 total assets for the period ending December 31, 2006.  The increase in assets was due to investment in the West Peach oil and gas project and the Asher #1 oil and gas project.  At September 30, 2007, we had current liabilities of $1,280,980 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, and loans payable.  At December 31, 2006 we had current liabilities of $1,457,662.  At September 30, 2007, we had working capital deficit of $851,203 compared to $1,311,954 at December 31, 2006.

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

Results of Operations

During the three month period ended September 30, 2007, the loss from operations was $138,218 as compared to the same three month period in 2006 there was a loss of $360,612.  From inception/reactivation on February 11, 2005 to September 30, 2007, Friendly Energy Corporation has incurred cumulative net losses of $1,915,590.  Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

ITEM 4 .  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of September 30, 2007. Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2007.  No changes in the Company's internal controls over financial reporting occurred during the period ending September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

-----------------------

Donald Trapp, Director and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Corporation(the "Company") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglas Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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

------------------------

 Douglas Tallant, President/Director

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Corporation(the "Company") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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