Form 10-Q
period 2009-06-30
FRIENDLY ENERGY EXPLORATION
filed 2009-08-14
CIK 1120434

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2009
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2009, there were 21,568,790 shares of our common stock outstanding.

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

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
Unaudited

	June 30, 2009	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$ 83	$ 115
Advances	-	-
	83	115

Other Assets
Property and equipment, net	1,233	1,644
Investment	1,000	1,000
Notes	319,000	319,000
Panther Creek Project	15,000	-
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	665,203	650,614

Total Assets	$ 665,286	$ 650,729

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 87,291	$ 87,291
Payroll Tax Liabilities	105,789	96,609
Judgement payable	227,663	216,605
Deferred Salaries	708,000	588,000
Interest Payable	161,507	144,697
Loan Payable	359,478	359,478
Loans Payable-Related Parties	33,175	28,281
	1,682,903	1,520,961

	1,682,903	1,520,961

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 21,568,790 and 21,568,790 shares,
respectively, issued and outstanding	21,569	21,569
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 7,867,302 and 7,667,302 shares,	7,867	7,667
respectively, issued and outstanding
Additional paid-in capital	3,682,493	3,667,693
Accumulated deficit in the development stage	(4,729,546)	(4,567,160)
Total stockholders' deficit	(1,017,617)	(870,231)

Total liabilities and stockholders' deficit	$ 665,286	$ 650,729

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited
					From Inception
	For the	For the	For the	For the	(Feb. 11, 2005)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
					(Restated)

Revenue	$-	$-	$-	$ 5,035	$ 16,053
			-	-
Operating expenses			-	-
Depreciation	206	206	411	412	9,308
Dry Hole Cost	-	-	-	-	88,157
Intangible Drilling Costs	-	-	-	-	333,206
Legal Fees	625	50	1,310	850	21,677
Officer Wages	60,000	60,000	120,000	120,000	1,107,000
Oil Well Operations Cost	-	-	-	3,157	9,740
Payroll Expenses	4,590	4,590	9,180	9,180	68,521
Professional Fees	2,000	17,708	2,750	19,018	60,653
Stock Based Compensation	-	-	-	-	355,842
Telephone	146	141	288	283	19,673
Travel & Entertainment	115	222	203	791	23,986
General and administrative	209	30,046	375	30,358	53,032

Total operating expenses	67,891	112,963	134,518	184,049	2,150,794
			-	-
Loss from operations	(67,891)	(112,963)	(134,518)	(179,014)	(2,134,742)
			-
Other income (expenses):			-
Interest Expense	(14,003)	(13,472)	(27,868)	(31,007)	(284,644)
Lawsuit Judgment	-	-	-	-	(110,000)
Total other income (expenses)	(14,003)	(13,472)	(27,868)	(31,007)	(394,644)

Loss before provision for income taxes	(81,894)	(126,435)	(162,386)	(210,021)	(2,529,386)
Provision for income taxes	-	-	-	-	-

Net loss	$ (81,894)	$ (126,435)	$ (162,386)	$ (210,021)	$ 2,529,386)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.38)

Basic and diluted weighted average
common shares outstanding	21,568,790	8,769,442	21,568,790	5,775,895	6,638,341

FRIENDLY ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Restated for 25-for-1 Reverse Stock Split 3/24/2008
Unaudited

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares (Restated)	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2004	507,399	507	3,457,261	3,457	2,049,825	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	16,000	16	0	0	9,984	0	10,000

Common shares issued for services, $0.05 per share	10,000	10	0	0	12,490	0	12,500

Common shares issued to officers and directors for services, $0.04 per share	20,000	20	0	0	19,980	0	20,000

Preferred shares issued to officers and directors for services, $0.40 per share	0	0	450,000	450	179,550	0	180,000

Conversion of preferred stock	789,680	790	(1,974,200)	(1,974)	1,185	0	0

Issuance of stock options to two officers	0	0	0	0	24,929	0	24,929

Net loss	0	0	-	0	0	(691,271)	(691,271)

Balance, December 31, 2005	1,343,079	$1,343	1,933,061	$1,933	$2,297,942	($2,892,833)	($591,615)

Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000

Conversion of preferred stock	380,677	381	(951,692)	(952)	571	-	-

Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	24,929

Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	54,318

Net Loss	-	-	-	-	-	(824,586)	(824,586)

Balance, December 31, 2006	1,743,756	1,744	1,259,923	1,260	2,402,461	(3,717,419)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	470,000

Common shares issued for notes $0.020	732,000	732	-	-	318,268		319,000

Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	93,484

Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000

Common shares issued for cash, $0.025	16,000	16	-	-	9,964		9,980

Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	374,000

Conversion of preferred stock	270,516	271	(676,289)	(676)	406	-	-

Net Loss	-	-	-	-	-	(484,269)	(484,269)

Balance, December 31, 2007	2,782,271	2,782	9,545,856	9,546	3,684,601	(4,201,688)	(504,759)

Common shares issued relating to reverse stock split (shareholders with less than 25 old shares)	979	1	-	-	(1)	-	-

Conversion of preferred stock	18,785,540	18,786	(1,878,554)	(1,879)	(16,907)	-	-

Net Loss	-	-	-	-	-	(365,473)	(365,473)

Balance, December 31, 2008	21,568,790	21,569	7,667,302	7,667	3,667,693	(4,567,161)	(870,232)

Preferred Shares Purchased			200,000	200	14,800		15,000

Net Loss for 6 months ended June 30, 2009	-	-	-	-	-	(162,385)	(162,385)

Balance, June 30, 2009	21,568,790	21,569	7,867,302	7,867	3,682,493	(4,729,546)	(1,017,617)

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
					From Inception
	For the	For the	For the	For the	(Feb. 11, 2005)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
					(Restated)
Cash flows from operating activities:
Net loss	(81,892)	(126,435)	(162,384)	(210,021)	(2,526,983)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	206	206	411	412	9,308
Stock Based Compensation			-	-	574,302
Changes in operating assets and liabilities:
Accounts Payable	-	(77,164)	-	(78,437)	2,084
Advances	-	-	-	97	(361)
Judgment Payable	5,598	5,067	11,058	10,010	227,663
Interest Payable	8,405	(8,961)	16,810	3,631	149,477
Notes			-	-	(319,000)
Payroll Liabilities	4,590	4,590	9,180	9,180	68,521
Deferred Salaries	60,000	60,000	120,000	120,000	708,000
Loans Payable	-	252,461	-	253,005	359,139
Net cash used by operating activities	(3,093)	109,764	(4,925)	107,877	16,270

Cash flows from investing activities:
Purchase of property and equipment	-	-	-	-	-
Investment	-	-	-	-	(4,110)
Asher #1 Oil Well	-	103,077	-	103,077	(1,000)
Asher #2 Project	-	5,008	-	5,008	-
Panther Creek Project	-	-	(15,000)	-	(15,000)
Red Oak Project	-	(242,000)	-	(242,000)	(242,000)
Talpa Project	-		-	-	(50,000)
West Peach Project	-	15,035	-	15,035	(36,970)
Net cash used by investing activities	-	(118,880)	(15,000)	(118,880)	(349,080)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-	-	364,520
Proceeds from issuance of preferred stock	-	-	15,000	-	719,318
Proceeds on borrowings from related parties	2,963	9,307	4,894	11,051	(8,019)
Net cash provided by financing activities	2,963	9,307	19,894	11,051	1,075,819

Net increase in cash	(132)	191	(32)	48	83

Cash, beginning of period	214	124	115	124	-

Cash, end of period	$83	$ 315	$83	$ 439	$83

NOTES TO FINANCIAL STATEMENTS – June 30, 2009

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Interim Financial Statements – The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Going concern – The Company incurred net losses of approximately $2,529,386 from the period of February 1, 2005 (date of entering the oil and gas exploration business)  through June 30, 2009 and has commenced its operations on a very limited basis. However, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Red Oak Prospect - Friendly Energy Exploration, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), participated in the drilling of a 3,200 foot deep oil and gas well in southwest Iowa through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES).  FES owns a 42.5% working interest in the well.  The well has not been completed and may never be completed because there is currently no viable way to market the gas.  The nearest gas collection pipeline is several miles away.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the period from February 1, 2005 (date of entering the oil and gas exploration business) through June 30, 2009, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

Inventory valuation – At this time the Company is not expected to hold inventory.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.    FIXED ASSETS

	June 30, 2009	June 30, 2008
Furniture & Fixtures	$ 20,102	$ 20,102
Computers & Equipment	$ 25,727	$ 25,727
	$ 45,829	$ 45,829
less Accumulated Depreciation	$ (44,596)	$ (43,773)
Net Furniture, Fixtures, Computers & Equip.	$ 1,233	$ 2,055
LLC Investment	$ 1,000	$ 1,000
Notes	$ 319,000	$ 319,000
Panther Creek	$ 15,000	$ -
Red Oak Project	$ 242,000	$ 242,000
Talpa Project	$ 50,000	$ -
West Peach Project	$ 36,970	$ 36,970
Total Fixed Assets	$ 665,203	$ 601,025

3.

RELATED PARTY TRANSACTIONS

For the three months ending June 30, 2009, the officers agreed with the Company to defer their salaries totaling $60,000, see note 7.

As of June 30, 2009 and 2008, loans payable from related parties consists of the following:

     June 30, 2009                June 30, 2008

Notes payable  from officers of

the Company bearing interest at 8%

unsecured and due on demand              $   33,175                      $   18,137

4.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of  $105,789 and $92,265 for  the  three months ended June 30, 2009 and 2008, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  The balance is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $708,000 and 468,000  through June 30, 2009 and 2008, respectively.

The company has accrued interest in the amount of $161,507 and $136,292 through June 30, 2009 and 2008, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

5.

STOCKHOLDERS’ DEFICIT

Common Shares:  As of December 31, 2008 there were 21,568,790 share of common stock outstanding.

The total of outstanding and issued common shares at June 30, 2009 and 2008 was 21,568,790 and 2,783,250 (restated for 25-for-1 reverse split in March 2008).

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock, has voting rights equal to ten shares of common stock, and is not affected by any reverse split of the common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

The total of outstanding and issued preferred shares at June 30, 2009 and 2008 was 7,867,302 and 9,545,856.

6.

STOCK OPTIONS

No stock options were granted or vested during the three months ending June 30, 2009.

7.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.   The transaction has been recorded on the financial statements along with  accrued interest of  $112,065.  The total of $227,663 is reported in the liability section of the balance sheet.

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

Liquidity and Capital Resources.

For period ended June 30, 2009, we had total assets of $665,286, compared to $650,729 total assets for the period ending December 31, 2008.  The change was due to depreciation.  At June 30, 2009, we had current liabilities of $1,682,903 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loan payable to related parties.  At December 31, 2008 we had current liabilities of $1,520,961.  The increase in liabilities was due primarily to deferred salaries.  At June 30, 2009, we had a working capital deficiency of $1,107,617compared to $870,231 at December 31, 2008.

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

Results of Operations

During the three month period ended June 30, 2009, the loss from operations was $81,894 as compared to the same three month period in 2008 the loss was $126,435. The greater loss in the three month period ending June 30, 2008 was due primarily to a write-down of the Asher #1 well.  From inception to June 30, 2009, Friendly Energy Exploration has incurred cumulative net losses of $2,529,386.  Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

ITEM 4 .  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange

Act"), as of June 30, 2009 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of June 30, 2009. Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2009.  No changes in the Company's internal controls over financial reporting occurred during the period ending June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.   NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   NONE

ITEM 5.  OTHER INFORMATION

The Company has filed a Form 10-KSB for 2000 in which we answer the original SEC comments.  We are waiting for SEC comments.  The Company has now filed all past 10-K’s and 10-Q’s as of July 22, 2009.

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

FRIENDLY ENERGY EXPLORATION

Date: August 11, 2009

By: /s/ Douglas Tallant

Douglas Tallant, Director and President

Date: August 11, 2009

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

Date: August 11, 2009

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

Date: August 11, 2009

By: /s/ Donald Trapp

Donald Trapp, Director and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Exploration(the "Company") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglass Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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

By: /s/ Douglas Tallant

Douglas Tallant, Director and President

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Exploration(the "Company") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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