Form 10-K/A
period 2008-12-31
FRIENDLY ENERGY EXPLORATION
filed 2009-10-01
CIK 1120434

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

2008 Stock Options

No stock options were issued during 2008.

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

I have audited the accompanying consolidated balance sheet of Friendly Energy Exploration as of December 31, 2008 and 2007 and the related consolidated statements of operations and of cash flows for the years then ended , the period from February 11, 2005 (inception) through December 31,2008, and the period from February 11, 2005 (inception) through December 31, 2007.   These consolidated financial statements are the responsibility of the Company’s management.   My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Friendly Energy Exploration as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended December 31, 2008 and 2007, the period from February 11, 2005 (inception) through December 31,2008, and the period from February 11, 2005 (inception) through December 31, 2007, in conformity with United States generally accepted accounting principles.

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

/s/ John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

April 11, 2009

Revised September 28, 2009

FRIENDLY ENERGY CORP.

(An Exploration Stage Company)

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

(An Exploration Stage Company)

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

(An Exploration Stage Company)

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

(An Exploration Stage Company)

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

 (AN EXPLORATION STAGE COMPANY)

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and includes, without limitation, controls and procedures designed to insure that information required to be disclosed is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. and 15d-15(f) as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our process contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.   Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including Our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework”.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.   Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

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

Date: September 29, 2009

By: /s/ Douglas Tallant
Douglas Tallant, Director and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Date : September 29, 2009

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

Date: September 29, 2009

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

Date: September 29, 2009

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 29th day September 2009.

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 29th day of September 2009.

/s/ Donald Trapp
Donald Trapp, Director