Form 10-Q
period 2009-09-30
FRIENDLY ENERGY EXPLORATION
filed 2009-11-16
CIK 1120434

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2009
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2009, there were 21,568,790 shares of our common stock outstanding.

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

FRIENDLY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$29,969	$ 115
	29,969	115

Other Assets
Property and equipment, net	1,028	1,644
Investment	1,000	1,000
Notes	319,000	319,000
Byler Lease	5,000	-
Panther Creek Project	15,000	-
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	669,997	650,614

Total Assets	$699,967	650,729

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$93,406	$87,291
Payroll Tax Liabilities	108,519	96,609
Judgement payable	233,402	216,605
Deferred Salaries	768,000	588,000
Interest Payable	180,961	144,697
Loan Payable	304,556	359,478
Loans Payable-Related Parties	36,333	28,281
	1,725,176	1,520,961

	1,725,176	1,520,961

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 46,568,790 and 21,568,790 shares,
respectively, issued and outstanding	46,569	21,569
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 7,867,302 and 7,667,302 shares,	7,867	7,667
respectively, issued and outstanding
Additional paid-in capital	3,797,493	3,667,693
Accumulated deficit in the development stage	(4,877,138)	(4,567,160)
Total stockholders' deficit	(1,025,210)	(870,231)

Total liabilities and stockholders' deficit	$699,967	$650,729

FRIENDLY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited
					From Inception
	For the	For the	For the	For the	(Feb. 11, 2005)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	through
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009
					(Restated)

Revenue	$ -	$-	$-	$ 5,035	$ 16,053
			-
Operating expenses			-
Depreciation	206	206	617	617	9,514
Dry Hole Cost	-	-	-	-	88,157
Intangible Drilling Costs	-	-	-	-	333,206
Legal Fees	1,355	-	2,665	850	23,092
Officer Wages	60,000	60,000	180,000	180,000	1,167,000
Oil Well Operations Cost	63,243	-	63,243	3,157	72,983
Payroll Expenses	2,730	2,544	11,910	11,724	71,251
Professional Fees	2,000	2,852	4,750	21,869	61,403
Stock Based Compensation	-	-	-	-	355,842
Telephone	153	2,340	441	2,623	19,822
Travel & Entertainment	3,591	4,363	3,794	5,154	27,550
General and administrative	172	185	547	30,544	53,160

Total operating expenses	133,448	72,489	267,966	256,538	2,282,979
			-
Loss from operations	(133,448)	(72,489)	(267,966)	(251,503)	(2,266,927)
			-
Other income (expenses):			-
Interest Expense	(14,144)	(13,600)	(42,012)	(44,607)	(298,650)
Lawsuit Judgment	-	-	-	-	(110,000)
Total other income (expenses)	(14,144)	(13,600)	(42,012)	(44,607)	(408,650)

Loss before provision for income taxes	(147,592)	(86,089)	(309,978)	(296,110)	(2,675,577)
Provision for income taxes	-	-	-	-	-

Net loss	$ (147,592)	$ (86,089)	$ (309,978)	$ (296,110)	$ (2,675,577)

Basic and diluted loss per common share	$ (0.004)	$(0.006)	$(0.011)	$(0.022)	$ (0.31)

Basic and diluted weighted average
common shares outstanding	39,975,384	13,693,977	27,704,321	13,693,977	8,739,943

FRIENDLY ENERGY CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Restated for 25-for-1 Reverse Stock Split 3/24/2008
Unaudited

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares (Restated)	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2004	507,399	507	3,457,261	3,457	2,049,825	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	16,000	16	-	-	9,984	-	10,000

Common shares issued for services, $0.05 per share	10,000	10	-	-	12,490	-	12,500

Common shares issued to officers and directors for services, $0.04 per share	20,000	20	-	-	19,980	-	20,000

Preferred shares issued to officers and directors for services, $0.40 per share	-	-	450,000	450	179,550	-	180,000

Conversion of preferred stock	789,680	790	(1,974,200)	(1,974)	1,185	-	-

Issuance of stock options to two officers	-	-	-	-	24,929	-	24,929

Net loss	-	-	-	-	-	(691,271)	(691,271)

Balance, December 31, 2005	1,343,079	$1,343	1,933,061	$1,933	$2,297,942	($2,892,833)	($591,615)

Common shares issued for cash, $0.05	20,000	20	-	-	24,980	-	25,000

Conversion of preferred stock	380,677	381	(951,692)	(952)	571	-	-

Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	24,929

Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	54,318

Net Loss	-	-	-	-	-	(824,586)	(824,586)

Balance, December 31, 2006	1,743,756	1,744	1,259,923	1,260	2,402,461	(3,717,419)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	470,000

Common shares issued for notes $0.020	732,000	732	-	-	318,268	-	319,000

Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	93,484

Common shares issued for cash, $0.05	20,000	20	-	-	24,980	-	25,000

Common shares issued for cash, $0.025	16,000	16	-	-	9,964	-	9,980

Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	374,000

Conversion of preferred stock	270,516	271	(676,289)	(676)	406	-	-

Net Loss	-	-	-	-	-	(484,269)	(484,269)

Balance, December 31, 2007	2,782,271	2,782	9,545,856	9,546	3,684,601	(4,201,688)	(504,759)

Common shares issued relating to reverse stock split (shareholders with less than 25 old shares)	979	1	-	-	(1)	-	-

Conversion of preferred stock	18,785,540	18,786	(1,878,554)	(1,879)	(16,907)	-	-

Net Loss	-	-	-	-	-	(365,473)	(365,473)

Balance, December 31, 2008	21,568,790	21,569	7,667,302	7,667	3,667,693	(4,567,161)	(870,232)

Preferred Shares Purchased	-	-	200,000	200	14,800	-	15,000

Preferred Shares issued for debt settlement, $0.056 per share	-	-	2,500,000	2,500	137,500	-	140,000

Conversion of preferred stock	25,000,000	25,000	(2,500,000)	(2,500)	(22,500)	-	-

Net Loss for 9 months ended Sept 30, 2009	-	-	-	-	-	(309,978)	(309,978)

Balance, Sept 30, 2009	46,568,790	46,569	7,867,302	7,867	3,797,493	(4,877,139)	(1,025,210)

FRIENDLY ENERGY CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
					From Inception
	For the	For the	For the	For the	(Feb 11, 2005)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	through
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009
					(Restated)
Cash flows from operating activities:
Net loss	(147,592)	(86,089)	(309,978)	(296,110)	(2,675,577)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	206	206	617	617	5,404
Changes in operating assets and liabilities:
Accounts Payable	17,164	(1,500)	17,164	(79,936)	20,248
Advances	-	264	-	361	-
Judgment Payable	5,739	5,195	16,797	15,205	233,402
Interest Payable	8,405	8,405	25,215	12,036	157,882
Notes	-	-	-	-	(319,000)
Payroll Liabilities	2,730	2,544	11,910	11,724	71,251
Deferred Salaries	60,000	60,000	180,000	180,000	768,000
Loans Payable	(54,922)	54,205	(54,922)	307,210	283,857
Net cash used by operating activities	(108,271)	43,229	(113,198)	151,106	(1,454,533)

Cash flows from investing activities:
Asher #1 Oil Well	-	-	-	103,077	(1,000)
Asher #2 Project	-	-	-	5,008	-
Byler Lease	(5,000)	-	(5,000)	-	(5,000)
Panther Creek Project	-	-	(15,000)	-	(15,000)
Red Oak Project	-	-	-	(242,000)	(242,000)
Talpa Project	-	(50,000)	-	(50,000)	(50,000)
West Peach Project	-	-	-	15,035	(36,970)
Net cash used by investing activities	(5,000)	(50,000)	(20,000)	(168,880)	(349,970)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-	-	564,822
Proceeds from issuance of preferred stock	140,000	-	155,000	-	1,233,318
Proceeds on borrowings from related parties	3,157	6,539	8,052	17,590	36,332
Net cash provided by financing activities	143,157	6,539	163,052	17,590	1,834,472

Net increase in cash	29,887	(232)	29,854	(185)	29,969

Cash, beginning of period	83	315	115	268	-

Cash, end of period	$ 29,969	$83	$ 29,969	$83	$ 29,969

NOTES TO FINANCIAL STATEMENTS – September 30, 2009

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Interim Financial Statements – The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.

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

Going concern – The Company incurred net losses of approximately $2,676,978 from the period of February 1, 2005 (date of entering the oil and gas exploration business)  through September 30, 2009 and has commenced its operations on a very limited basis. However, it is still in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Byler Project - Friendly Energy Exploration is purchasing, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 100% working interest in the Byler oil and gas lease in central Texas.  The total acreage is 372 and there are 17 producing or shut-in wells.  A down payment has been made.

Panther Creek Project - Friendly Energy Exploration purchased, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 100% working interest in the Panther Creek Unit oil and gas lease in Texas.  The total acreage is 115 and there are 12 shut-in wells.  FES spent more the $63,000 this quarter to rework four wells and for infrastructure improvements, including refurbishment of the 630 barrel tank farm.

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

West Peach Creek Prospect - Friendly Energy Exploration had planned to drill a 5,400 foot deep well in central Oklahoma through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES).  If the geophysicist and operator each purchase a 10% working interest, as expected, then FES will own an 80% working interest in the well.  The location is on the West Peach Creek Prospect, a development/exploratory prospect, located on the western edge of the giant St. Louis Oil Field.  At this time, drilling plans are on hold as the Company concentrates on the Byler Project and the Panther Creek Project in central Texas.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the period from February 1, 2005 (date of entering the oil and gas exploration business) through September 30, 2009, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

Inventory valuation – At this time the Company is not expected to hold inventory.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.    FIXED ASSETS

	September 30, 2009	September 30, 2008
Furniture & Fixtures	$ 20,102	$ 20,102
Computers & Equipment	$ 25,727	$ 25,727
	$ 45,829	$ 45,829
less Accumulated Depreciation	$ (44,801)	$ (43,979)
Net Furniture, Fixtures, Computers & Equip.	$ 1,028	$ 1,850
LLC Investment	$ 1,000	$ 1,000
Notes	$ 319,000	$ 319,000
Byler Lease	$ 5,000	$ -
Panther Creek	$ 15,000	$ -
Red Oak Project	$ 242,000	$ 242,000
Talpa Project	$ 50,000	$ 50,000
West Peach Project	$ 36,970	$ 36,970
Total Fixed Assets	$ 669,997	$ 331,819

3.    RELATED PARTY TRANSACTIONS

For the three months ending September 30, 2009, the officers agreed with the Company to defer their salaries totaling $60,000, see note 7.

As of September 30, 2009 and 2008, loans payable from related parties consists of the following:

September 30, 2009                September 30, 2008

Notes payable from officers of

the Company bearing interest at 8%

unsecured and due on demand $ 36,333

      $         24,676

4.     OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $108,519 and $94,809 for  the  three months ended September 30, 2009 and 2008, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  The balance is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $768,000 and 528,000 through September 30, 2009 and 2008, respectively.

The company has accrued interest in the amount of $180,961 and $144,697 through September 30, 2009 and 2008, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

5.   STOCKHOLDERS’ DEFICIT

       Common Shares:  As of December 31, 2008 there were 21,568,790 share of common stock outstanding.  The total of outstanding and issued common shares at September 30, 2009 and 2008 was 46,568,790 and 21,568,790 (restated for 25-for-1 reverse split in March 2008).

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock, has voting rights equal to ten shares of common stock, and is not affected by any reverse split of the common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

The total of outstanding and issued preferred shares at September 30, 2009 and 2008 was 7,867,302 and 7,667,302.

6.    STOCK OPTIONS

In the three months ending September 30, 2009, the Company granted stock options for 1,500,000 common shares to its officers.  The option price is $0.005.  50% vest six months from the date of the grant and the remaining 50% vest after one year.  All options expire ten years from the date of grant.  The Company may issue additional stock options in the future..

7.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.   The transaction has been recorded on the financial statements along with  accrued interest of  $112,065.  The total of $233,402 is reported in the liability section of the balance sheet.

8.   SUBSEQUENT EVENTS

The purchase of the Byler lease was completed in November 2009.  Also, a third lease in central Texas, the Mud Creek lease, covering 470 acres was acquired in November.

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

Our Background

Friendly Energy Exploration was formed under the laws of the State of Nevada on January 7, 1993 under the name Eco-Systems Marketing.  Eco-Systems subsequently changed its name to Rama Financial Corporation. Amendments to the Articles of Incorporation were filed changing the corporate name to Friendly Energy Corporation and then, on March 4, 2008, to Friendly Energy Exploration.  Friendly Energy Exploration, from its inception in 1993 to 2005, was engaged primarily in establishing itself as an electric service provider to California customers.  Friendly Energy Exploration changed its business focus in February 2005 to the acquisition, exploration, development and operation of oil and gas properties in the United States.

Our Business

Friendly Energy Exploration was inactive from 2002 to February 2005, when the company began the process of identifying potential oil and gas prospects for development.  The primary focus is on property in established oil fields to minimize any potential risk.  The Company has participated in the drilling of three oil wells and in the development of four oil and gas prospects.

The Company has recently found a niche market acquiring leases with existing wells in established, low risk oil & gas fields that have been poorly operated and shut-in.  In early 2009, the Panther Creek lease in central Texas was acquired.  This quarter the Byler lease was acquired—also in central Texas.

Our Oil and Gas Properties

Byler Project - Friendly Energy Exploration is purchasing, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 100% working interest in the Byler oil and gas lease in Texas.  The total acreage is 372 and there are 17 producing or shut-in wells.  A down payment has been made.

Panther Creek Project - Friendly Energy Exploration purchased, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 100% working interest in the Panther Creek Unit oil and gas lease in Texas.  The total acreage is 115 and there are 12 shut-in wells. FES spent more the $63,000 this quarter to rework four wells and for infrastructure improvements, including refurbishment of the 630 barrel tank farm.

Red Oak Prospect - Friendly Energy Exploration, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), participated in the drilling of a 3,200 foot deep oil and gas well in southwest Iowa through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES).FES owns a 42.5% working interest in the well.  The well has not been completed yet until arrangements can be made to sell the gas.

Talpa Project - Friendly Energy Exploration purchased, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 25% working interest in an 1,100 acre oil and gas lease in Texas.  The seller has not been able to provide clear title, and FES is considering legal remedies.

West Peach Creek Prospect - Friendly Energy Exploration had planned to drill a 5,400 foot deep well in central Oklahoma through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES).If the geophysicist and operator each purchase a 10% working interest, as expected, then FES will own an 80% working interest in the well.  The location is on the West Peach Creek Prospect, a development/exploratory prospect, located on the western edge of the giant St. Louis Oil Field.  At this time, drilling plans are on hold as the Company concentrates on the Byler Project and the Panther Creek Project in central Texas.

Liquidity and Capital Resources.

For period ended September 30, 2009, we had total assets of $699,967, compared to $650,729 total assets for the period ending December 31, 2008.  The increase was due to an increase in cash and the addition of the Panther Project and Byler Project as assets.  At September 30, 2009, we had current liabilities of $1,725,176 which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loan payable to related parties. At December 31, 2008 we had current liabilities of $1,520,961.  The increase in liabilities was due primarily to deferred salaries. At September 30, 2009, we had a working capital deficiency of $1,025,210 compared to $870,231 at December 31, 2008.

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

Results of Operations

During the three month period ended September 30, 2009, the loss from operations was $147,592 as compared to the same three month period in 2008 the loss was $86,090. The greater loss in the three month period ending September 30, 2009 was due primarily to the Panther Creek operating costs. From inception of the oil & gas business February 11, 2005 to September 30, 2009, Friendly Energy Exploration has incurred cumulative net losses of $2,675,577.  Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.  However, we should start generating income from the Panther Creek wells in the next quarter.  Oil is held in the tank farm until sold, so there is a lag between production and sale.

Our Plan of Operation for the Next Twelve Months

In the next 12 months, we plan to bring approximately 20 more wells back into production on the Panther Creek lease and the Byler lease in addition to the four wells that have been reworked.  We also plan to drill at least two in-fill wells on the central Texas leases and to acquire additional leases including two that are currently being negotiated.

We will need to raise additional capital within the next 12 months in order to accomplish these plans and to continue as a going concern.  The Company is in the process of raising capital to fund these plans.  To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2009 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and includes, without limitation, controls and procedures designed to insure that information required to be disclosed is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f), as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including Our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework”.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES. NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 5.  OTHER INFORMATION

The Company filed a Form 10-KSB for 2000 in which we answered the original SEC comments.  The Company has now filed all past 10-K’s and 10-Q’s.  The SEC sent the Company a letter dated November 3, 2009 with one comment concerning the auditor’s opinion letters for the 2000 to 2004 10-Ks.  The auditor’s letters did not cover the specific period of the financial statements.  The corrected auditor’s opinion letters are being prepared and will be filed shortly.

The purchase of the Byler lease was completed in November.  Also, a third lease in central Texas, the Mud Creek lease, covering 470 acres was acquired in November.

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

FRIENDLY ENERGY EXPLORATION

Date: November 14, 2009

By: /s/ Douglas Tallant

Douglas Tallant, Director and President

Date: November 14, 2009

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

(4)The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

Date: November 14, 2009

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

(4)The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

Date: November 14, 2009

By: /s/ Donald Trapp

Donald Trapp, Director and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Exploration(the "Company") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglass Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day November 2009.

By: /s/ Douglas Tallant

Douglas Tallant, Director and President

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Friendly Energy Exploration(the "Company") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day November 2009.

By: /s/ Donald Trapp

Donald Trapp, Director and Chief Financial Officer