Form 10-Q/A
period 2009-09-30
FRIENDLY ENERGY EXPLORATION
filed 2009-11-18
CIK 1120434

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

Indicate by C\checkmark  whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:  YES ☒  NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2009, there were 46 ,568,790 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES ☐ NO ☒

THIS AMENDMENT NO. 1 IS BEING FILED TO CORRECT THE NUMBER OF COMMON SHARES SHOWN ON THIS PAGE TO 46,568,790 AS OF SEPT. 30, 2009.

1