Form 10-K/A
period 2000-12-31
FRIENDLY ENERGY EXPLORATION
filed 2009-12-02
CIK 1120434

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB /A

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

THIS AMENDMENT NO. 1 IS BEING FILED IN DECEMBER 2009.  THE ONLY CHANGE IS TO MODIFY THE AUDITOR’S OPINION LETTER TO COVER THE SPECIFIC PERIOD OF THE FINANCIAL STATEMENTS.  THIS AMENDMENT DOES NOT INCLUDE “Exhibit 1: Responses to S.E.C. Staff Comments and Amended Form 10-SB” WHICH WAS APPENDED AT THE END OF THE ORIGINAL FORM 10KSB FOR 2000; THIS EXHIBIT 1 MAY BE VIEWED WITH THE ORIGINAL FORM 10KSB FOR 2000.  AN EXHIBIT, “Exhibit A: Consent of Independent Registered Public Accounting Firm”, IS PROVIDED AT THE END OF THIS REPORT.

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

ITEM 7.  FINANCIALS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Friendly Energy Corp.

(A Development Stage Company)

Carson City, Nevada

We have audited the accompanying balance sheets of Friendly Energy Corp. (A Developmental Stage Company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and for the period from January 7, 1993 (Date of Inception) through December 31, 2000.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and, and for the period from January 7, 1993 (Date of Inception) through December 31, 2000, in conformity with U.S. generally accepted accounting principles.

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

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC

September 12, 2006

Henderson, Nevada

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Friendly Energy Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Friendly Energy Corporation at December 31, 1999 and 1998, and the related statements of changes in stockholders' equity, operations, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted accounting standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendly Energy Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  However, the Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies, and with which to carry out its planned activities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to this matter are discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boros & Farrington, P.C.

Boros & Farrington, P.C.

San Diego, California

May 16, 2000

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

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

``					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(118,510)	0

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(550,309)	(550,309)

Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(668,819)	10,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	645,826	0	645,000

Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(1,034,316)	(1,034,316)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,892,967	(1,703,135)	202,000

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

Date: December 2, 2009

By: /s/ Douglas Tallant

 ---------------------------

Douglas Tallant, Director and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Date: December 2, 2009

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

Date: December 2, 2009

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

Date: December 2, 2009

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 24th day November 2009 ..

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 24th day November 2009 ..

/s/ Donald Trapp

------------------------

    Donald Trapp, Director

Exhibit A – Consent of Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated September 12, 2006 on the accompanying financial statements for the periods January 7, 1993 (inception) to December 31, 2000 of Friendly Energy Corp. included in the Form 10-K/A. We hereby consent to the use of the aforementioned report in the Form 10-K/A filed with the Securities and Exchange Commission.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

November 18, 2009