Form 10-K/A
period 2001-12-31
FRIENDLY ENERGY EXPLORATION
filed 2009-12-02
CIK 1120434

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

Quarter	High	Low
2000 Third Quarter	$ 2.250	$ 0.500
2000 Fourth Quarter	$ 0.750	$ 0.700
2001 First Quarter	$ 0.700	$ 0.080
2001 Second Quarter	$ 0.090	$ 0.030
2001 Third Quarter	$ 0.090	$ 0.010
2001 Fourth Quarter	$ 0.012	$ 0.005

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

ITEM 7.  FINANCIALS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Friendly Energy Corp.

(A Development Stage Company)

Carson City, Nevada

We have audited the accompanying balance sheets of Friendly Energy Corp. (A Developmental Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000 and for the period from January 7, 1993 (Date of Inception) through December 31, 2001.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period from January 7, 1993 (Date of Inception) through December 31, 2001, in conformity with U.S. generally accepted accounting principles.

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

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC

September 12, 2006

Henderson, Nevada

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31, 2001	December 31, 2000

ASSETS

Current assets
Cash and cash equivalents	$ -	$ (1,485)
Advances	2,160	2,160
Total current assets	2,160	675

Other Assets
Property and equipment, net	26,902	29,937
Investment	-	442,800
Notes	-	-
Total Other Assets	26,902	472,737

Total Assets	$ 29,063	$ 473,412

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 73,611	$ 73,400
Payroll Tax Liabilities	37,268	39,268
Interest Payable	-	-
Loan Payable	121,759	121,759
Loans Payable-Related Parties	47,472	36,985
Total current liabilities	280,109	271,412

Total liabilities	280,109	271,412

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 12,684,973 and 12,684,973 shares,
respectively, issued and outstanding	12,685	12,685
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 484,181 and 484,181 shares,	484	484
respectively, issued and outstanding
Additional paid-in capital	1,891,966	1,891,966
Accumulated deficit in the development stage	(2,156,181)	(1,703,135)
Total stockholders' deficit	(251,046)	202,000

Total liabilities and stockholders' deficit	$ 29,063	$ 473,412

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

			From Inception
			(January 7, 1993)
	For the year ended	For the year ended	through
	December 31, 2001	December 31, 2000	December 31, 2001

Revenue	$ 13,372	$ -	$ 13,372

Operating expenses
Amortization Expense	-	-	-
Depreciation	6,958	5,119	14,816
Legal Fees	223	25,446	56,383
Payroll Expenses	-	168,682	213,228
Professional Fees	-	320,769	654,845
Rent	-	212,619	282,410
Stock Based Compensation	-	138,375	156,825
Telephone	2,934	14,663	29,389
Travel & Entertainment	706	51,993	128,571
General and administrative	12,797	97,351	189,986

Total operating expenses	23,618	1,035,017	1,726,453

Loss from operations	(10,246)	(1,035,017)	(1,713,082)

Other income (expenses):
Other income	120,605	-	120,605
Forgiveness of Debt	(120,605)	-	(120,605)
Impairment Loss on Asset	(442,800)	-	(442,800)
Interest Expense	-	(300)	(300)
Total other income (expenses)	(442,800)	(300)	(443,100)

Loss before provision for income taxes	(453,046)	(1,035,317)	(2,157,181)
Provision for income taxes	-	-	-

Net loss	$ (453,046)	$ (1,035,317)	$ 2,157,181)

Basic and diluted loss per common share	$ (0.04)	$ (0.08)	$ (0.35)

Basic and diluted weighted average
common shares outstanding	12,684,973	12,684,973	6,121,888

FRIENDLY ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(118,510)	0

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(550,309)	(550,309)

Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(668,819)	10,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000

Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(1,034,316)	(1,034,316)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,703,135)	202,000

Net loss	0	0	0	0	0	(453,046)	(453,046)

Balance at December 31, 2001	12,684,973	12,685	484,181	484	1,891,966	(2,156,181)	(251,046)

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 24th day November 2009.

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 24th day November 2009.

/s/ Donald Trapp

------------------------

    Donald Trapp, Director

Exhibit A – Consent of Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated September 12, 2006 on the accompanying financial statements for the periods January 7, 1993 (inception) to December 31, 2001 of Friendly Energy Corp. included in the Form 10-K/A. We hereby consent to the use of the aforementioned report in the Form 10-K/A filed with the Securities and Exchange Commission.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

November 18, 2009