Form 10-K/A
period 2003-12-31
FRIENDLY ENERGY EXPLORATION
filed 2009-12-02
CIK 1120434

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

ITEM 7.  FINANCIALS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Friendly Energy Corp.

(A Development Stage Company)

Carson City, Nevada

We have audited the accompanying balance sheets of Friendly Energy Corp. (A Developmental Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002and for the period from January 7, 1993 (Date of Inception) through December 31, 2003.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the period from January 7, 1993 (Date of Inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

FRIENDLY ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

			From Inception
			(January 7, 1993)
	For the year ended	For the year ended	through
	December 31, 2003	December 31, 2002	December 31, 2003

Revenue	$ -	$ -	$ 13,372

Operating expenses
Depreciation	7,088	7,088	28,992
Legal Fees	-	-	56,383
Payroll Expenses	-	-	213,228
Professional Fees	-	-	654,845
Rent	-	-	282,410
Stock Based Compensation	-	-	156,825
Telephone	-	-	29,389
Travel & Entertainment	-	115	128,687
General and administrative	-	7	189,993

Total operating expenses	7,088	7,210	1,740,752

Loss from operations	(7,088)	(7,210)	(1,727,380)

Other income (expenses):
Other income	-	-	120,605
Forgiveness of Debt	-	(2,160)	(122,765)
Impairment Loss on Asset	-	-	(442,800)
Interest Expense	(17,127)	-	(17,427)
Total other income (expenses)	(17,127)	(2,160)	(462,387)

Loss before provision for income taxes	(24,215)	(9,371)	(2,190,767)
Provision for income taxes	-	-	-

Net loss	$ (24,215)	$ (9,371)	$ (2,190,767)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.30)

Basic and diluted weighted average
common shares outstanding	12,684,973	12,684,973	7,315,176

FRIENDLY ENERGY CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 1998	12,731,223	12,731	0	0	105,779	(118,510)	0

Cancellation of common stock	(46,250)	(46)	0	0	46	0	0

Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000

Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450

Net loss	0	0	0	0	0	(550,309)	(550,309)

Balance at December 31, 1999	12,684,973	12,685	151,883	152	666,123	(668,819)	10,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000

Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800

Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375

Net loss	0	0	0	0	0	(1,034,316)	(1,034,316)

Balance at December 31, 2000	12,684,973	12,685	484,181	484	1,891,966	(1,703,135)	202,000

Net loss	0	0	0	0	0	(453,046)	(453,046)

Balance at December 31, 2001	12,684,973	12,685	484,181	484	1,891,966	(2,156,181)	(251,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654

Net loss	0	0	0	0	0	(9,371)	(9,371)

Balance at December 31, 2002	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,165,552)	(111,763)

Net loss	0	0	0	0	0	(24,215)	(24,215)

Balance, December 31, 2003	12,684,973	12,685	3,457,261	3,457	2,037,647	(2,189,767)	(135,978)

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

------------------------

 Donald Trapp, Director

Exhibit A – Consent of Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated September 12, 2006 on the accompanying financial statements for the periods January 7, 1993 (inception) to December 31, 2003 of Friendly Energy Corp. included in the Form 10-K/A. We hereby consent to the use of the aforementioned report in the Form 10-K/A filed with the Securities and Exchange Commission.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

November 18, 2009