Form 10-K/A
period 2006-12-31
FRIENDLY ENERGY EXPLORATION
filed 2009-12-02
CIK 1120434

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

       None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. _____

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____    No __X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X_

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

Transitional Small Business Disclosure Format (Check One):YES___NO  ✓

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

During the year ended December 31, 2006, Friendly incurred a net loss of $824,586 and as of December 31, 2006 has an accumulated deficit of $3,717,418.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Friendly Energy Corporation held the following property in the following amounts:

Property

December 31, 2006

December 31, 2005

----------------------------------------------------------------------------------------------------

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

Results of Operations

We have not yet realized any revenue from operations to date.  During the year ended December 31, 2006 the loss from operations is $824,586 (2005 - $691,271).  This increase in loss was due primarily to an increase in officer wages, professional fees, and stock based compensation expenses.  From inception to December 31, 2006 Friendly Energy Corporation has incurred cumulative net losses of $3,717,418.

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

I have audited the accompanying consolidated balance sheet of Friendly Energy Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years then ended and for the period from February 11, 2005 (inception) through December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Friendly Energy Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended December 31, 2006 and 2005 and for the period from February 11, 2005 (inception) through December 31, 2006, in conformity with United States generally accepted accounting principles.

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

Revised December 2, 2009

[INSERT TABLES AND NOTES]

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

ITEM 10.  EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Name of Individual or

Capacities in which

Aggregate Remuneration

Identity of Group

Remuneration was received

For 2004

For 2005

For 2006

Douglas Tallant

President and Director

$ -0-

$ 132,000

$ 144,000

Donald Trapp

Director, Secretary &Treasurer

$ -0-

$ 55,000

$   60,000

Tim DeHerrera

Vice President

$ -0-

$ 55,000

$   60,000

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

-----------------------

    Donald Trapp, Director

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of Friendly Energy Corporation(the "Company") on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Douglass Tallant, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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

------------------------

    Douglas Tallant, President/Director

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Annual Report of Friendly Energy Corporation(the "Company") on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Donald Trapp, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

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

------------------------

    Donald Trapp, Director

Exhibit A – Consent of Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated April 13, 2008 on the accompanying financial statements for the periods January 7, 1993 (inception) to December 31, 2006 of Friendly Energy Corp. included in the Form 10-K/A. We hereby consent to the use of the aforementioned report in the Form 10-K/A filed with the Securities and Exchange Commission.

/s/ John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

April 13, 2008

December 2, 2009