Form 10-K/A
period 2000-12-31
FRIENDLY ENERGY EXPLORATION
filed 2010-02-05
CIK 1120434

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark if the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

No documents are incorporated by reference except for “Exhibit 1: Responses to S.E.C. Staff Comments and Amended Form 10-SB” which was appended at the end of the original form 10KSB for 2000; this Exhibit 1 may be viewed with the original form 10KSB for 2000.

------------------------------------------------------------------------------------------------------------------------------------------------------------------------

This Amendment No. 2 is being filed in February 2010.  The following changes were made: (a) the format has been changed from the 10-KSB format to the 10-K format; (b) the “Subsequent Events” Note was changed to show there were no subsequent events to be disclosed, (c) Item 8A: Evaluation of Disclosure Controls & Procedures, now Item 9A, has been revised to show that our disclosure controls and procedures were not effective since we did not file by the required date; (d) Item 8A: Management’s Report on Internal Control over Financial Reporting (ICFR), now Item 9A, has been revised to show that no report by management is required for 2000, that our ICFR was not effective in 2000 since we did not file by the required date, and that the effectiveness of our ICFR was not audited.  Note that although the Company changed its name from Friendly Energy Corporation to Friendly Energy Exploration in 2008, the Financial Statements and Notes use the Friendly Energy Corporation name since this was the name at the time the Financial Statements and Notes were prepared and audited.  Also note that, although the Company is now an “exploration stage” company (since the Company changed its business to oil & gas development and operations in 2005), the Financial Statements and Notes show the Company as a “development stage” company since this was appropriate for the period of the Financial Statements and Notes.

------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PART I

ITEM 1.  BUSINESS.

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

ITEM 2.   PROPERTIES ..

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

ITEM 3.  LEGAL PROCEEDINGS.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

ITEM 6. SELECTED FINANCIAL DATA.

This item is not required by smaller reporting companies.

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

Our Plan of Operation for the Next Twelve Months

We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  The Company is in the process of raising capital to fund further development.  To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

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

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.    FIXED ASSETS

Fixed assets consist of the following as of December 31, 2000 and 1999:

	2000	1999

Furniture and fixtures	$ 20,102	$ 17,462
Computers and equipment	17,693	8,669
	37,795	26,131
Less: accumulated depreciation	(7,858)	(2,739)

	29.937	23,392

3.    RELATED PARTY TRANSACTIONS

As of December 31, 2000 and 1999, loans payable from related parties consists of the following:

	2000	1999

Notes payable from officers of the Company bearing no interest unsecured and due on demand	$ 16.985	$ 0

Note payable from an officer of the Company bearing interest at 8%, unsecured and due on demand	20,000	0

	36,985	0

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

The following table summarizes the Company’s stock option activity.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 1998	--	$ --
Options granted and assumed	1,000,000.37
Options granted and assumed	--	--
Options canceled	--	--
Options exercised	--	--
Balance, December 31, 1999	1,000,000	$ .37
Options granted and assumed	200,000.37
Options expired	--	--
Options canceled	--	--
Options exercised	--	--
Balance, December 31, 2000	1,200,000.37

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

9.      SUBSEQUENT EVENTS

There have been no subsequent events after the end of the period, December 31, 2000 that are material to the financial statements ..

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Friendly Energy Corporation's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

An evaluation of disclosure controls and procedures was not required before 2002.  Our Chief Executive Officer, and our Chief Financial Officer, have not performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2000.  Our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.  This 10K report was not filed on time because of operational and financial problems.  We expect reports required after the filing date of this report to be timely ..

Management's Report On Internal Control Over Financial Reporting

An annual report by management on internal control over financial reporting is not required by smaller reporting companies for fiscal years ending before December 15, 2007.  While we did informally access the effectiveness of our internal control over financial reporting, we did not prepare evidential matter to support this assessment.  Our internal control over financial reporting was not effective in 2000 since we did not file our 10-K on time.  The effectiveness of our internal control over financial reporting was not audited by our auditors ..

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

ITEM 9B. OTHER INFORMATION.

Friendly Energy Exploration does not believe there is other information required to be disclosed on Form 8-K during the fourth quarter of 2000.

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

1999: $0

2000: $250

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

ITEM 15.  EXHIBITS

Exhibit 1 – Responses to S.E.C. Staff Comments and Amended Form 10-SB” were appended at the end of the original form 10KSB for 2000; this Exhibit 1 may be viewed with the original form 10KSB for 2000.

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

Date: February 4, 2010

By: /s/ Douglas Tallant

 ---------------------------

Douglas Tallant, Director and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Date: February 4, 2010

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

Date: February 4, 2010

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

Date: February 4, 2010

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 4th day February 2010 ..

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 4th day February 2010 ..

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

February 3, 2010