Form 10-K/A
period 2004-12-31
FRIENDLY ENERGY EXPLORATION
filed 2010-02-05
CIK 1120434

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

On December 31 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $12,700 computed by reference to the price at which the common equity was last transacted on that date.

On December 31, 2004, the issuer had 12,684,973 shares of Common Stock, $0.001 par value issued and outstanding.

No documents are incorporated by reference.

------------------------------------------------------------------------------------------------------------------------------------------------------------------------

This Amendment No. 2 is being filed in February 2010.  The following changes were made: (a) the format has been changed from the 10-KSB format to the 10-K format; (b) the “Subsequent Events” Note was changed to show there were no subsequent events to be disclosed, (c) Item 8A: Evaluation of Disclosure Controls & Procedures, now Item 9A, has been revised to show that our disclosure controls and procedures were not effective since we did not file by the required date; (d) Item 8A: Management’s Report on Internal Control over Financial Reporting (ICFR), now Item 9A, has been revised to show that no report by management is required for 2004, that our ICFR was not effective in 2004 since we did not file by the required date, and that the effectiveness of our ICFR was not audited.  Note that although the Company changed its name from Friendly Energy Corporation to Friendly Energy Exploration in 2008, the Financial Statements and Notes use the Friendly Energy Corporation name since this was the name at the time the Financial Statements and Notes were prepared and audited.  Also note that, although the Company is now an “exploration stage” company (since the Company changed its business to oil & gas development and operations in 2005), the Financial Statements and Notes show the Company as a “development stage” company since this was appropriate for the period of the Financial Statements and Notes.

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

9.      SUBSEQUENT EVENTS

There have been no subsequent events after the end of the period, December 31, 2004 that are material to the financial statements ..

ITEM 9 ..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Friendly Energy Corporation's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 9A ..  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have not performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2004.  Our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.  This 10K report was not filed on time.  The Company was inactive during this reporting period and it was not until 2009 that a filing for this reporting period was prepared.  We expect reports required after the filing date of this report to be timely ..

Management's Report On Internal Control Over Financial Reporting

An annual report by management on internal control over financial reporting is not required by smaller reporting companies for fiscal years ending before December 15, 2007.  While we did informally access the effectiveness of our internal control over financial reporting, we did not prepare evidential matter to support this assessment.  Our internal control over financial reporting was not effective in 2004 since the Company was inactive and since we did not file our 10-K on time.  The effectiveness of our internal control over financial reporting was not audited by our auditors, an independent registered public accounting firm.

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

ITEM 9B. OTHER INFORMATION.

Friendly Energy Exploration does not believe there is other information required to be disclosed on Form 8-K during the fourth quarter of 2004.

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

ITEM 14 ..  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

ITEM 15 ..  EXHIBITS

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