Form 10-K/A
period 2006-12-31
FRIENDLY ENERGY EXPLORATION
filed 2010-02-05
CIK 1120434

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

--------------------------------------------------------------------------------------------------------------------------------------------------------

This Amendment No. 2 is being filed in February 2010.  The following changes were made: (a) the format has been changed from the 10-KSB format to the 10-K format; (b) the Financial Statements and Notes, which were left out of Amendment No. 1 in error, have been included, (c) the “Subsequent Events” Note was changed to show there were no subsequent events to be disclosed, (d) Item 8A: Evaluation of Disclosure Controls & Procedures, now Item 9A, has been revised to show that our disclosure controls and procedures were not effective since we did not file by the required date; (e) Item 8A: Management’s Report on Internal Control over Financial Reporting (ICFR), now Item 9A, has been revised to show that no report by management is required for 2006, that our ICFR was not effective in 2006, since we did not file by the required date, and that the effectiveness of our ICFR was not audited.  Note that although the Company changed its name from Friendly Energy Corporation to Friendly Energy Exploration in 2008, the Financial Statements and Notes use the Friendly Energy Corporation name since this was the name at the time the Financial Statements and Notes were prepared and audited.  Also note that the Company showed itself as a “development stage” company in the Financial Statements and Notes; this has been corrected to “exploration stage” since the Company changed its business to oil & gas development and operations in 2005.

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

(An Exploration Stage Company)

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

(An Exploration Stage Company)

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

(An Exploration Stage Company)

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

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

1 .	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history – Friendly Energy Corp., Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993. The company was originally in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market. The Company is now in the business of oil and gas exploration. The Company operations have been limited to general administrative operations and participation in the drilling of two oil wells. It is considered an exploration stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

Going concern – The Company incurred net losses of approximately $3,717,419 from the period of January 7, 1993 (Date of Inception) through December 31, 2006 and has commenced its operations on a very limited basis. However, it is still in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

The company has accrued for unpaid federal payroll taxes in the amounts of $ 70,285 and $51,937 for the years ended December 31, 2006 and 2005, respectively. $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service. $33,017 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

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

Common Shares : As of December 31, 2006 and 2005 there were 43,593,893 and 33,576,973 shares of common stock outstanding.

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

Preferred Shares : Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock. The board of directors has not specified any other rights or privileges with respect to the preferred stock.

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

Employment contracts –

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

There have been no subsequent events after the end of the period, December 31, 2006 that are material to the financial statements ..

ITEM 9 ..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Friendly Energy Corporation's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 9A ..  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer, and our Chief Financial Officer, have not performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2006.  Our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.  The audit for 2006 took much longer than expected which caused a delay in filing.  We expect reports required after the filing date of this report to be timely ..

Management's Report On Internal Control Over Financial Reporting

An annual report by management on internal control over financial reporting is not required by smaller reporting companies for fiscal years ending before December 15, 2007.  While we did informally access the effectiveness of our internal control over financial reporting, we did not prepare evidential matter to support this assessment.  Our internal control over financial reporting was not effective in 2006 since we did not file our 10-K on time.  The effectiveness of our internal control over financial reporting was not audited by our auditors, an independent registered public accounting firm, as stated in their report included herein.

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

ITEM 9B. OTHER INFORMATION.

Friendly Energy Exploration does not believe there is other information required to be disclosed on Form 8-K during the fourth quarter of 2006.

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

PART IV

ITEM 15 .. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

------------------------

    Donald Trapp, Director

Exhibit A – Consent of Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated April 13, 2008 on the accompanying financial statements for the periods January 7, 1993 (inception) to December 31, 2006 of Friendly Energy Corp. included in the Form 10-K/A for the year ended December 31, 2006. We hereby consent to the use of the aforementioned report in the Form 10-K/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

/s/ John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

February 3, 2010