Form 10-K/A
period 2008-12-31
FRIENDLY ENERGY EXPLORATION
filed 2010-02-05
CIK 1120434

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

----------------------------------------------------------------------------------------------------------------------

This Amendment No. 2 is being filed in February 2010.  The following changes were made: (a) the auditor’s opinion letter was modified to cover the specific period of the financial statements, (b) the “Subsequent Events” Note was changed to show there were no subsequent events to be disclosed, (c) Item 9A: Evaluation of Disclosure Controls & Procedures has been revised to show that our disclosure controls and procedures were not effective since we did not file by the required date; (d) Item 9A: Management’s Report on Internal Control over Financial Reporting (ICFR) has been revised to show that our ICFR was not effective in 2008, since we did not file by the required date, and that the effectiveness of our ICFR was not audited.

----------------------------------------------------------------------------------------------------------------------

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

I have audited the accompanying consolidated balance sheet of Friendly Energy Exploration as of December 31, 2008 and 2007 and the related consolidated statements of operations and of cash flows for the years then ended, the period from February 11, 2005 (inception) through December 31,2008.  These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Friendly Energy Exploration as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended December 31, 2008 and 2007, the period from February 11, 2005 (inception) through December 31,2008 in conformity with United States generally accepted accounting principles.

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

FRIENDLY ENERGY CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
			(February 11, 2005)
	For the year ended	For the year ended	through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenue	$ 5,035	$ 11,018	$ 16,053

Operating expenses
Amortization Expense	-	-	-
Depreciation	822	1,004	8,897
Dry Hole Cost	-	1,348	88,157
Intangible Drilling Costs	-	17,953	333,206
Legal Fees	850	5,907	20,427
Officer Wages	240,000	241,000	987,000
Oil Well Operations Cost	3,157	6,111	9,740
Payroll Expenses	13,524	12,800	59,341
Professional Fees	23,572	5,962	56,653
Rent	-	-	-
Stock Based Compensation	-	93,484	355,842
Telephone	2,765	5,451	19,381
Travel & Entertainment	5,154	5,951	23,756
General and administrative	30,731	5,303	52,614
			-
Total operating expenses	320,575	402,274	2,015,013
			-
Loss from operations	(315,540)	(391,256)	(1,998,961)

Other income (expenses):
Other income	-	-	-
Forgiveness of Debt	-	-	-
Impairment Loss on Asset	-	-	-
Interest Expense	(49,933)	(93,013)	(256,638)
Lawsuit Judgement	-	-	(110,000)
Total other income (expenses)	(49,933)	(93,013)	(366,638)

Loss before provision for income taxes	(365,473)	(484,269)	(2,365,599)
Provision for income taxes	-	-

Net loss	$ (365,473)	$ (484,269)	$ (2,365,599)

Basic and diluted loss per common share	$ (0.03)	$ (0.21)	$ (0.50)

Basic and diluted weighted average
common shares outstanding	13,693,977	2,307,327	4,772,034

FRIENDLY ENERGY CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIT

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares (Restated)	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 7, 1993 (Date of inception)	0	$ 0	0	$ 0	$ 0	$ 0	$ 0
Common shares issued to officers & directors for cash, $0.016 per share	2,550	3	0	0	997	0	1,000
Net loss	0	0	0	0	0	(1,000)	(1,000)
Balance at December 31, 1993, 1994, and 1995	2,550	3	0	0	997	(1,000)	0

Common shares cancelled	(2,550)	(3)	0	0	3	0	0
Common shares issued for cash, $0.00 per share	100,000	100	0	0	(90)	0	10
Conversion to preferred stock	(20,000)	(20)	50,000	50	(30)	0	0
Net loss	0	0	0	0	0	(10)	(10)
Balance at December 31, 1996	80,000	80	50,000	50	880	(1,010)	0

Common shares issued relating to spin-out	609	1	0	0	(1)	0	0
Common shares issued for cash, $0.80 per share	1,500	1	0	0	29,999	0	30,000
Common shares issued to officers and directors for cash, $0.685 per share	1,750	2	0	0	29,998	0	30,000
Preferred shares issued to officers and directors for services, $0.04 per share	0	0	750,000	750	29,250	0	30,000
Net loss	0	0	0	0	0	(63,266)	(63,266)
Balance at December 31, 1997	83,859	84	800,000	800	90,126	(64,276)	26,734

Common shares issued for cash, $1.74 per share	390	0	0	0	17,000	0	17,000
Common shares issued to officers and directors for services, $0.004	105,000	105	0	0	10,395		10,500
Conversion of preferred stock	320,000	320	(800,000)	(800)	480	0	0
Net loss	0	0	0	0	0	(33,234)	(33,234)
Balance at December 31, 1998	509,249	509	0	0	118,001	(97,510)	21,000

Cancellation of common stock	(1,850)	(2)	0	0	2	0	0
Preferred shares issued for debt settlement, $3.69 per share	0	0	146,883	147	541,853	0	542,000
Preferred shares issued for services, $3.69 per share	0	0	5,000	5	18,445	0	18,450
Net loss	0	0	0	0	0	(556,309)	(556,309)
Balance at December 31, 1999	507,399	507	151,883	152	678,301	(653,819)	25,141

Preferred shares issued for debt settlement, $3.69 per share	0	0	174,798	175	644,825	0	645,000
Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	0	0	120,000	120	442,680	0	442,800
Preferred shares issued for services, $3.69 per share	0	0	37,500	37	138,338	0	138,375
Net loss	0	0	0	0	0	(914,511)	(914,511)
Balance at December 31, 2000	507,399	507	484,181	484	1,904,144	(1,568,330)	336,805

Net loss	0	0	0	0	0	(584,851)	(584,851)
Balance at December 31, 2001	507,399	507	484,181	484	1,904,144	(2,153,181)	(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0	148,654
Net loss	0	0	0	0	0	(12,371)	(12,371)
Balance at December 31, 2002	507,399	507	3,457,261	3,457	2,049,825	(2,165,552)	(111,763)

Net loss	0	0	-	0	0	(24,215)	(24,215)
Balance, December 31, 2003	507,399	507	3,457,261	3,457	2,049,825	(2,189,767)	(135,978)
Net loss	0	0	0	0	0	(11,795)	(11,795)
Balance, December 31, 2004	507,399	507	3,457,261	3,457	2,049,825	(2,201,562)	(147,773)

Common shares issued for cash, $0.025	16,000	16	0	0	9,984	0	10,000
Common shares issued for servicees, $0.05 per share	10,000	10	0	0	12,490	0	12,500
Common shares issued to officers and directors for services, $0.04 per share	20,000	20	0	0	19,980	0	20,000
Preferred shares issued to officers and directors for services, $0.40 per share	0	0	450,000	450	179,550	0	180,000
Conversion of preferred stock	789,680	790	(1,974,200)	(1,974)	1,185	0	0
Issuance of stock options to two officers	0	0	0	0	24,929	0	24,929
Net loss	0	0	-	0	0	(691,271)	(691,271)
Balance, December 31, 2005	1,343,079	1,343	1,933,061	1,933	2,297,942	(2,892,833)	(591,615)

Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000
Conversion of preferred stock	380,677	381	(951,692)	(952)	571	-	-
Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	24,929
Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	54,318
Net Loss	-	-	-	-	-	(824,586)	(824,586)

Balance, December 31, 2006	1,743,756	1,744	1,259,923	1,260	2,402,461	(3,717,419)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	470,000
Common shares issued for notes $0.020	732,000	732	-	-	318,268		319,000
Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	93,484
Common shares issued for cash, $0.05	20,000	20	-	-	24,980		25,000
Common shares issued for cash, $0.025	16,000	16	-	-	9,964		9,980
Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	374,000
Conversion of preferred stock	270,516	271	(676,289)	(676)	406	-	-
Net Loss	-	-	-	-	-	(484,269)	(484,269)
Balance, December 31, 2007	2,782,271	2,782	9,545,856	9,546	3,684,601	(4,201,688)	(504,759)

Common shares issued relating to reverse stock split (shareholders with less than 25 old shares)	979	1	-	-	(1)	-	-
Conversion of preferred stock	18,785,540	18,786	(1,878,554)	(1,879)	(16,907)	-	-
Net Loss	-	-	-	-	-	(365,473)	(365,473)
Balance, December 31, 2008	21,568,790	21,569	7,667,302	7,667	3,667,693	(4,567,161)	(870,232)

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

3.    RELATED PARTY TRANSACTIONS

In 2008, the officers agreed with the Company to defer their salaries totaling $240,000, see note 7.

As of December 31, 2008 and 2007, loans payable from related parties consists of the following:

	2008	2007
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$ 28,281	$ 7,086

Note payable from an officer of
the Company bearing interest at 8%
unsecured and due on demand	$ -	$ -

	$ 28,281	$ 7,086

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

The following table summarizes the Company’s stock option activity.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2005	1,000,000	$ .05
Options granted and assumed	1,500,000.0625
Options expired	--	--
Options canceled	--	--
Options exercised	--	--
Balance, December 31, 2006	--	$ --
Options granted and assumed	7,500,000.010
Options expired	--	--
Options canceled	--	--
Options exercised	--	--

Balance, Dec. 31, 2007 and Dec. 31, 2008	10,000,000	$ .0219

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

The following table summarizes information about options granted during the year ended December 31, 2007:

Number of Options Granted During 2007	Exercise Price Equals, Exceeds or is Less than Mkt Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
--	Equals	$ --	$ -- to $ --	$ --
--	Exceeds	$ --	$ -- to $ --	$ --
7,500,000	Less Than	$ 0.010	$ 0.010 to $ 0.010	$ 0.010

7,500,000		$ 0.010	$ 0.010 to $ 0.010	$ 0.010

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

9.   SUBSEQUENT EVENTS

There have been no subsequent events after the end of the period, December 31, 2008 that are material to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Friendly Energy Exploration’s auditors since formation of the company that require disclosure pursuant to Item 304(B) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Our Chief Executive Officer and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008 and each has concluded that such disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and includes, without limitation, controls and procedures designed to insure that information required to be disclosed is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.   A Form 12b-25 Notification of Late Filing was filed due to our auditor’s being in the hospital, and the 10-K report was filed within the 15 day extension.  However, we did not attach a statement from the auditor regarding his hospitalization.  We expect reports required after the filing date of this report to be timely.

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

While we did informally access the effectiveness of our internal control over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework”, we did not prepare a management report or prepare evidential matter to support this assessment.  Our internal control over financial reporting was not effective in 2008 since we did not file our 10-K on time.  The effectiveness of our internal control over financial reporting was not audited by our auditors, an independent registered public accounting firm, as stated in their report included herein.

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

Date : February 4, 2010

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
Donald Trapp, Director