Form 10-K/A
period 2001-12-31
FRIENDLY ENERGY EXPLORATION
filed 2010-03-31
CIK 1120434

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

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

EXPLANATORY NOTE

Friendly Energy Exploration (the “Company”) is filing this Amendment No. 3 on Form 10-K/A to delete Item 8(A) of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on July 2, 2009, and thereafter amended (the “Original Filing”). No other revisions or amendments have been made to any other portion of the Original Filing. This Amendment No. 3 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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