Form 10-K/A
period 2004-12-31
FRIENDLY ENERGY EXPLORATION
filed 2010-03-31
CIK 1120434

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

EXPLANATORY NOTE

Friendly Energy Exploration (the “Company”) is filing this Amendment No. 3 on Form 10-K/A to amend Item 9A of Part II of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on July 15, 2009, and thereafter amended (the “Original Filing”). The purpose of this Amendment No. 3 is to restate Item 9A of the Report. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 9A, as amended, in its entirety. No other revisions or amendments have been made to Part II or to any other portion of the Original Filing. This Amendment No. 3 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 3.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as prescribed by Item 307 of Regulation S-K and Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2004. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were not effective.

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