Form 10-K
period 2009-12-31
FRIENDLY ENERGY EXPLORATION
filed 2010-03-31
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

FRIENDLY ENERGY EXPLORATION

(Exact name of registrant as specified in its charter)

Nevada	000-31423	91-1832462
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
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

 Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.r

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2009, based on the closing price of $.006 on that date was $129,000. For purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

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

☐

Smaller Reporting Company

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐  No ☐

As of March 22, 2010, there were 52,568,790 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FRIENDLY ENERGY EXPLORATION

Table of Contents

Page
PART I

Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A(T)	Controls and Procedures
Item 9B	Other Information

PART III

Item 10	Directors and Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

PART IV

Item 15	Exhibits

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “FEGR”, “Friendly”, “we,” “us” and “our” are references to Friendly Energy Exploration.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

History

Friendly Energy Exploration was formed under the laws of the State of Nevada on January 7, 1993, under the name Eco-Systems Marketing. Eco-Systems subsequently changed its name to Rama Financial Corporation. An amendment to the Articles of Incorporation was filed changing the corporate name to Friendly Energy Corporation and then to Friendly Energy Exploration in April 2008.

Friendly Energy Exploration was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Nevada. Friendly Energy Exploration, from its inception in 1993 to 2005, was engaged primarily in establishing itself as an electric service provider.

Overview

Our primary focus is on acquiring leases and wells in established oil fields to minimize risk. We expect to build share value through revenue from oil & gas wells.

We have reworked three existing oil wells on one of the leases and will be pumping into our refurbished tank farm before the end of January 2010. During the first quarter of 2010, we plan to rework six more existing wells on the leases and build an additional tank farm, as well as complete other infrastructure such as collection lines. The estimated cost is less than $200,000. With all nine wells producing by the end of March 2010, net revenue to the Company (we own 100% of the 78% working interest) is estimated at approximately $60,000 per month.

During the remainder of 2010, we plan to rework an additional nine wells and to drill at least two “in-fill” wells on the leases. The estimated cost is $350,000 for rework including additional infrastructure costs. Drilling and completing a Fry well will cost $150,000 to $180,000. Drilling and completing a Marble Falls well will cost $250,000 to $300,000. For reworking the ten additional wells, a new Fry well and a new Marble Falls well will cost approximately $800,000 in total. It may be possible to fund a substantial part of this cost from oil & gas revenues.

Mission

Friendly Energy Exploration engages in the acquisition, exploration, development and operation of oil and gas properties in the United States. Our primary focus is on acquiring leases and wells in established oil fields to minimize risk. The Company expects to build share value through revenue from oil and gas wells.

The Company was founded in 1993. It was originally an Energy Service Provider (ESP) for electricity in California after the State deregulated power. A few years later the State reversed course and put ESPs out of business. It then began marketing cogeneration equipment to companies concerned about high electricity prices and brownouts. For several years the Company was dormant and then in 2005 began investing in oil and gas joint ventures. The Company has recently found a niche market acquiring leases in established, low risk oil fields which have been poorly operated and shut-in. In the past six months the acquisition program has been very successful. Four leases have been acquired in Central Texas totaling 1,036 acres of which approximately 560 acres are in defined oil and gas fields. Another lease totaling approximately 1,000 acres is being negotiated. The Company is a registered, “bonded” operator in Texas (Operator No. 286572). Therefore, we are in full control of all operations.

The Company is a fully reporting public company. It is currently listed on Pink Sheets with symbol “FEGR”. It was listed on the Bulletin Board before it became dormant. All SEC filings have been submitted and all SEC comments have been answered.

The following has been accomplished in 2009:

•

Acquired four oil & gas leases on 1,036 acres in Central Texas, including 25 producing and shut-in wells.  There are also 13 plugged wells that are candidates for reentry.  Approximately 560 acres are in defined oil & gas fields.  These fields have several proven oil and gas zones, which enhances our potential production.  There are many opportunities for in-fill drilling.  Allowed well spacing is 5 acres for shallow wells (approximately 1,200 feet) and 10 acre spacing for deeper wells (approximately 2,600 feet).

•

Brought back into production 3 wells on one of its leases to date.

The Company plans the following activities over the next year:

•

Of the 25 producing and shut-in wells on two of the Central Texas leases, bring six more wells back into production during the first quarter of 2010 in addition to the three that have already been reworked. Then bring an additional nine wells back into production during the remainder of 2010.

•

Of the 13 plugged wells on the other two leases, reenter and bring seven back into production during the last three quarters of 2010. A geologist will evaluate each well before reentry is started.

•

Drill at least two in-fill wells on the Central Texas leases.

•

Acquire additional leases.

In addition to our four Central Texas leases, we currently hold interests in an oil field prospect in Texas, in a gas well in southwest Iowa, and in an oil field prospect in central Oklahoma.

Our Oil and Gas Property

There are several oil & gas zones underlying the four leases.  The wells are mostly completed as Fry or Gray Sands wells at a depth of approximately 1,200 feet.  Four wells are completed in the Marble Falls sands at a depth of approximately 2,700 feet.  None of the wells on the leases were completed in the Caddo gas zone, which is approximately 300 feet below the Fry Sands; we may want to recomplete some of the Fry wells as Caddo wells.  About one-half mile from our Panther Creek lease, a Caddo well was completed recently with an initial potential of 14 BBL/day and 150 MCF/day.  And, none of our wells have been completed in the Barnett Shale gas zone, which lies a little below the Marble Falls zone; this zone has not been explored much in Brown County.

Spacing for Fry and Gray wells has been reduced to 5 acres and spacing for Marble Falls and Chappel Reef wells has been reduced to 10 acres—half of the old spacing.  Many in-fill wells could be drilled on the leases.

Panther Creek Lease: The Panther Creek lease totals 115 acres of which approximately 70% is in a defined Fry Sand oil field. Of the 13 wells, one is a water supply well, three are water injection wells and nine are Fry wells. The water supply well is 2,885 feet deep; we expect to recomplete as a Marble Falls well or possibly a Barnett Shale well. The original Fry well is 2, 860 feet deep; we expect to recomplete as a Marble Falls well or possibly a Barnett Shale well. It may be feasible to recomplete some of the other Fry wells in the Caddo or Marble Falls. Panther Creek has a 630 barrel tank farm and infrastructure work is completed.

Byler Lease: The Byler lease totals 372 acres of which approximately 57% is in a defined Fry Sand oil field. Of the 17 wells, two are water injection wells, 11 are Fry wells and four are Marble Falls wells. Of the Fry wells, we expect to rework only six, because the others will probably be uneconomic to rework. Of the Marble Falls wells, we expect to rework three, because one had a tool dropped down the hole and will probably be uneconomic to rework. It may be feasible to drill some of the Fry wells deeper and recomplete in the Caddo or Marble Falls. Two new tank farms and other infrastructure are needed on the Byler lease.

Mud Creek Lease: The Mud Creek lease totals 355 acres of which approximately 56% is in a defined Fry Sand oil field. Eight wells that had been producing were plugged several years ago at the mineral owners request to get rid of a fraudulent operator. We expect to reenter all eight wells, but for planning purposes we have assumed reentry of five wells. It may be feasible to recomplete some of these Fry wells in the Caddo or Marble Falls. A new tank farm and other infrastructure are needed on the Mud Creek lease.

Hutchins Lease: The Hutchins lease totals 194 acres of which approximately 30% is in defined oil fields.  There are four Fry Sand wells and one Chappel Reef well.  The latter well was the discovery well for the Chappel Reef and has 300 feet of sands.  There were good oil shows, which were estimated could produce 35 to 40 BOPD, but the gas was even better—maximum open flow potential was 2,500 MCF per day.  In production it did 500 MCF per day with gradual decline.  These wells were plugged in 2001 when the operator had financial problems and oil and gas prices were very low.  We expect to reenter the Chappel Reef well and one of the Fry Sand wells. There is still very good potential for oil and gas production from these wells.  There is very good potential for in-field drilling.  A new tank farm and other infrastructure are needed on the Hutchins lease.

Future Plans

First Quarter 2010: We plan to rework an additional three Panther Creek wells and three Byler wells including a Marble Falls well. We also plan to build a tank farm on the Byler lease, as well as complete other infrastructure such as collection lines. The estimated cost is less than $200,000.

Remainder of 2010: During the remainder of 2010, we plan to rework an additional nine wells and to drill at least two “in-fill” wells on the leases. The estimated cost is $350,000 for rework including additional infrastructure costs. Drilling and completing a Fry well will cost $150,000 to $180,000. Drilling and completing a Marble Falls well will cost $250,000 to $300,000. For reworking the ten additional wells, a new Fry well and a new Marble Falls well will cost approximately $800,000 in total. It may be possible to fund a substantial part of this cost from oil & gas revenues.

WHERE YOU CAN GET ADDITIONAL INFORMATION

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330  1-800-SEC-0330 . The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Or principal executive office is located at 502 North Division Street, Carson City, NV 89703. Our telephone number is (702) 953-0411. Friendly Energy Exploration does not presently own any interests in real estate.

As of the dates specified in the following table, Friendly Energy Exploration held the following property in the following amounts:

Property	December 31, 2009	December 31, 2008
Cash and equivalents	$15,038	$115
Notes	$7,500	$319,000
Equipment	$1,418	$1,644
LLC Investment	$1,000	$1,000
Panther Lease	$15,000	$-
Byler Lease	$33,650	$-
Mud Creek Lease	$10,000	$-
Hutchins Lease	$2,400	$-
Red Oak Project	$242,000	$242,000
Talpa Project	$50,000	$50,000
West Peach Project	$36,970	$36,970
TOTALS	$414,975	$650,729

Friendly Energy Exploration defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased.

ITEM 3.      LEGAL PROCEEDINGS

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, there were no matters submitted to a vote of the stockholders.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on Pink Sheets. Our common stock is quoted on Pink Sheets under the symbol “FEGR.PK” since 2008. Because we are quoted on Pink Sheets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2008 through December 31, 2009.

	Bid
	High	Low
2008 Fiscal Year
First Quarter	$0.75	$0.02
Second Quarter	$0.70	$0.10
Third Quarter	$0.10	$0.012
Fourth Quarter	$0.025	$0.008
	Bid
	High	Low
2009 Fiscal Year
First Quarter	$0.011	$0.006
Second Quarter	$0.012	$0.002
Third Quarter	$0.045	$0.002
Fourth Quarter	$0.05	$0.018

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Common Stock

Friendly Energy Exploration is authorized to issue 100,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Friendly Energy Exploration constitute equity interests in Friendly Energy Exploration entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. As of December 31, 2009, 52,568,790 shares of the Friendly Energy Exploration’s common stock were issued and outstanding.

The holders of Friendly Energy Exploration’s common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. Holders of preferred stock are entitled to twenty votes for each share of record on all matters to be voted on by shareholders.  There is no cumulative voting with respect to the election of directors of Friendly Energy Exploration or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The holders of Friendly Energy Exploration’s common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Friendly Energy Exploration’s common stock. All of the outstanding shares of Friendly Energy Exploration’s common stock are duly authorized, validly issued, fully paid and non-assessable.

Record Holders

As of December 31, 2009, an aggregate of 52,568,790 shares of our common stock were issued and outstanding and were owned by approximately 584 holders of record, based on information provided by our transfer agent.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

There were no stock repurchases during the fourth quarter of 2009.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, the Company issued the following shares:

a)	On January 26, 2009, 200,000 preferred shares were sold to an officer for $15,000.
b)	On July 24, 2009, 2,500,000 preferred shares were issued to officers in satisfaction of debt for $140,000.
c)	On September 25, 2009, 1,000,000 common shares were sold to a non-related party for $2,000.
d)	On November 30, 2009, 275,000 preferred shares were sold to a non-related party for $50,000.
e)	On December 30, 2007, 1,200,000 preferred shares were issued to officers in satisfaction of debt for $252,000.

On July 24, 2009, the Company issued the following Stock Options:

a)	1,000,000 options on common shares were granted to Douglas Tallant.
b)	500,000 options on common shares were granted to Donald Trapp.

The terms of these options were set as follows: Fair market value $0.005 (recognizing any options exercised would result in restricted shares); 50% vests after 6 months after the date of grant and the remaining 50% vests after one year; all options expire after 10 years.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Historical Background and Overview

Overview

For the year ended December 31, 2009, we had total assets of $414,975, compared to total assets in 2008 of $650,729. The decrease in assets was due to writing off uncollectable notes.  This decrease in assets was partially offset by the acquisition of four oil and gas leases in Central Texas for approximately $60,000.  We believe these assets, which include 25 producing or shut-in oil wells, are worth substantially more than we paid for them.  We have brought three of the wells back into production by the end of 2009, and have started rework on the remaining wells.  One of the leases has approximately 180 barrels of oil in its tank farm at the end of 2009.  This oil will be sold in January 2010; the value of this oil will not be included in the financial statements until it is sold.  See Item 1: Business for additional information about the four oil and gas leases.

 At December 31, 2009, we had current liabilities of $1,588,281, which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loans payable. At December 31, 2008 we had current liabilities of $1,520,961.  A conversion of some of the loans payable to officers to preferred shares offset much of the increase in deferred salaries.

Results of Operations

We did not realize any revenue from operations in 2009.  In 2008, we received $5,035 from the Asher #1 oil well. We will start receiving revenues from the oil and gas wells on our four Central Texas leases in January 2010.  During the year ended December 31, 2009, the loss from operations is $762,074 (2008 - $365,473). This increase in loss was due primarily to the bad debt expense for the notes that were written off and to oil well operations costs for reworking oil wells of the Central Texas leases and for upgrading and repairing infrastructure on the leases. From February 11, 2005 (inception of oil and gas exploration operations) to December 31, 2009, Friendly Energy Exploration has incurred cumulative net losses of $3,127,673.

Cash Requirements

Our cash on hand as of December 31, 2009 is 15,038. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Any additional growth of the Company will require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.

Progress in the development of our business plan will likely lend credibility to our plan to achieve profitability.

The failure to secure any necessary outside funding could have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  the Board of Directors and Shareholders

Friendly Energy Exploration

502 North Division Street

Carson City, Nevada  89703

I have audited the accompanying consolidated balance sheet of Friendly Energy Exploration as of December 31, 2009 and 2008 and the related consolidated statements of operations and of cash flows for the years then ended, and I have audited the period from inception of the development stage (January 7, 1993) through February 10, 2005 and the period from inception of the exploration stage (February 11, 2005) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Friendly Energy Exploration as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years ended December 31, 2009 and 2008, and the period from inception of the development stage (January 7, 1993) through February 10, 2005 and the period from inception of the exploration stage (February 11, 2005) through December 31, 2009, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

March 27, 2010

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

	31-Dec-09	31-Dec-08

ASSETS

Current assets
Cash and cash equivalents	$ 15,038	$115
Total current assets	15,038	115

Fixed assets
Property and equipment, net	1,418	1,644
Panther Lease	15,000	-
Byler Lease	33,650	-
Mud Creek Lease	10,000	-
Hutchins Lease	2,400	-
Total fixed assets	62,468	1,644

Other Assets
Investment	1,000	1,000
Notes	7,500	319,000
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
Total Other Assets	337,470	648,970

Total Assets	$ 414,975	$ 650,729

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 16,888	$ 87,990
Payroll Tax Liabilities	110,431	96,609
Judgment payable	239,286	216,605
Deferred Salaries	828,000	588,000
Interest Payable	189,366	144,697
Loan Payable	180,433	358,779
Loans Payable-Related Parties	23,877	28,281
Total current liabilities	1,588,281	1,520,961

Total liabilities	1,588,281	1,520,961

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 52,568,790 and 21,568,790 shares,
respectively, issued and outstanding	52,569	21,569
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 8,842,302 and 7,667,302 shares,	8,842	7,667
respectively, issued and outstanding
Additional paid-in capital	4,094,518	3,667,693
Accum. deficit-development stage (prior to 2-11-05)	(2,201,561)	(2,201,561)
Accum. deficit-exploration stage (beginning 2-11-05)	(3,127,673)	(2,365,599)
Total stockholders' deficit	(1,173,305)	(870,231)

Total liabilities and stockholders' deficit	$ 414,975	$ 650,729

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Development Stage	Exploration Stage
			(Jan. 7, 1993)	(Feb. 11, 2005)
	For the year ended	For the year ended	through	through
	Dec. 31, 2009	Dec. 31, 2008	Feb. 10, 2005	Dec. 31, 2009

Revenue	$ -	$5,035	$13,372	$16,053

Operating expenses
Advertising & Promotion	2,902	-	-	2,902
Bad Debt Expense	319,000	-	-	319,000
Depreciation	853	822	35,287	9,751
Dry Hole Cost	-	-	-	88,157
Intangible Drilling Costs	-	-	-	333,206
Legal Fees	64,249	850	56,383	84,676
Officer Wages	240,000	240,000	-	1,227,000
Oil Well Operations Cost	118,344	3,157	-	128,083
Payroll Expenses	13,822	13,524	213,228	73,163
Professional Fees	4,626	23,572	654,845	61,279
Rent	-	-	282,410	-
Stock Based Compensation	-	-	156,825	355,842
Telephone	590	2,765	29,389	19,971
Travel & Entertainment	12,662	5,154	128,687	36,418
General and administrative	2,843	30,730	189,541	55,457

Total operating expenses	779,891	320,575	1,746,594	2,794,904

Loss from operations	(779,891)	(315,540)	(1,733,223)	(2,778,852)

Other income (expenses):
Other income	76,118	-	120,605	76,118
Forgiveness of Debt	-	-	(122,765)	-
Impairment Loss on Asset	-	-	(442,800)	-
Interest Expense	(58,301)	(49,933)	(23,379)	(314,939)
Lawsuit Judgment	-	-	-	(110,000)
Total other income (expenses)	17,817	(49,933)	(468,339)	(348,821)

Loss before provision for income taxes	(762,074)	(365,473)	(2,201,562)	(3,127,673)
Provision for income taxes	-	-	-	-

Net loss	$(762,074)	$ (365,473)	$(2,201,562)	$ (3,127,673)

Basic and diluted loss per common share	$(0.02)	$ (0.03)	$(0.28)	$ (0.29)

Basic and diluted weighted avg.
common shares outstanding	34,212,626	13,693,977	7,762,659	10,660,153

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIT

						Accumulated	Accumulated
					Additional	Deficit Devel-	Deficit Explor-	Total
	Common Stock		Preferred Stock		Paid-in	opment Stage	ation Stage	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Prior to 2-11-05	From 2-11-05	Deficit
Balance at January 7, 1993 (Date of inception)	-	$0	-	$0	$0	$0	$0	$0
Common shares issued to officers & directors for cash, $0.016 per share	2,550	3	-	-	997	-		1,000
Net loss	-	-	-	-	-	(1,000)		(1,000)
Balance at December 31, 1993, 1994, and 1995	2,550	3	-	-	997	(1,000)		-

Common shares cancelled	(2,550)	(3)	-	-	3	-		-
Common shares issued for cash, $0.00 per share	100,000	100	-	-	(90)	-		10
Conversion to preferred stock	(20,000)	(20)	50,000	50	(30)	-		-
Net loss	-	-	-	-	-	(10)		(10)
Balance at December 31, 1996	80,000	80	50,000	50	880	(1,010)		-

Common shares issued relating to spin-out	609	1	-	-	(1)	-		-
Common shares issued for cash, $0.80 per share	1,500	1	-	-	29,999	-		30,000
Common shares issued to officers and directors for cash, $0.685 per share	1,750	2	-	-	29,998	-		30,000
Preferred shares issued to officers and directors for services, $0.04 per share	-	-	750,000	750	29,250	-		30,000
Net loss	-	-	-	-	-	(63,266)		(63,266)
Balance at December 31, 1997	83,859	84	800,000	800	90,126	(64,276)		26,734

Common shares issued for cash, $1.74 per share	390	0	-	-	17,000	-		17,000
Common shares issued to officers and directors for services, $0.004	105,000	105	-	-	10,395			10,500
Conversion of preferred stock	320,000	320	(800,000)	(800)	480	-		-
Net loss	-	-	-	-	-	(33,234)		(33,234)
Balance at December 31, 1998	509,249	509	-	-	118,001	(97,510)		21,000

Cancellation of common stock	(1,850)	(2)	-	-	2	-		-
Preferred shares issued for debt settlement, $3.69 per share	-	-	146,883	147	541,853	-		542,000
Preferred shares issued for services, $3.69 per share	-	-	5,000	5	18,445	-		18,450
Net loss	-	-	-	-	-	(556,309)		(556,309)
Balance at December 31, 1999	507,399	507	151,883	152	678,301	(653,819)		25,141

Preferred shares issued for debt settlement, $3.69 per share	-	-	174,798	175	644,825	-		645,000
Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	-	-	120,000	120	442,680	-		442,800
Preferred shares issued for services, $3.69 per share	-	-	37,500	37	138,338	-		138,375
Net loss	-	-	-	-	-	(914,511)		(914,511)
Balance at December 31, 2000	507,399	507	484,181	484	1,904,144	(1,568,330)		336,805

Net loss	-	-	-	-	-	(584,851)		(584,851)
Balance at December 31, 2001	507,399	507	484,181	484	1,904,144	(2,153,181)		(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0		148,654
Net loss	-	-	-	-	-	(12,371)		(12,371)
Balance at December 31, 2002	507,399	507	3,457,261	3,457	2,049,825	(2,165,552)		(111,763)

Net loss	-	-	-	-	-	(24,215)		(24,215)
Balance, December 31, 2003	507,399	507	3,457,261	3,457	2,049,825	(2,189,767)		(135,978)
Net loss	-	-	-	-	-	(11,795)		(11,795)
Balance, December 31, 2004	507,399	507	3,457,261	3,457	2,049,825	(2,201,562)		(147,773)

Common shares issued for cash, $0.025	16,000	16	-	-	9,984	-	-	10,000
Common shares issued for servicees, $0.05 per share	10,000	10	-	-	12,490	-	-	12,500
Common shares issued to officers and directors for services, $0.04 per share	20,000	20	-	-	19,980	-	-	20,000
Preferred shares issued to officers and directors for services, $0.40 per share	-	-	450,000	450	179,550	-	-	180,000
Conversion of preferred stock	789,680	790	(1,974,200)	(1,974)	1,185	-	-	-
Issuance of stock options to two officers	-	-	-	-	24,929	-	-	24,929
Net loss	-	-	-	-	-	-	(691,271)	(691,271)
Balance, December 31, 2005	1,343,079	1,343	1,933,061	1,933	2,297,942	(2,201,562)	(691,271)	(591,615)

Common shares issued for cash, $0.05	20,000	20	-	-	24,980			25,000
Conversion of preferred stock	380,677	381	(951,692)	(952)	571	-	-	-
Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	-	24,929
Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	-	54,318
Net Loss	-	-	-	-	-	-	(824,586)	(824,586)
Balance, December 31, 2006	1,743,756	1,744	1,259,923	1,260	2,402,461	(2,201,562)	(1,515,857)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	-	470,000
Common shares issued for notes $0.020	732,000	732	-	-	318,268			319,000
Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	-	93,484
Common shares issued for cash, $0.05	20,000	20	-	-	24,980			25,000
Common shares issued for cash, $0.025	16,000	16	-	-	9,964			9,980
Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	-	374,000
Conversion of preferred stock	270,516	271	(676,289)	(676)	406	-	-	-
Net Loss	-	-	-	-	-	-	(484,269)	(484,269)
Balance, December 31, 2007	2,782,271	2,782	9,545,856	9,546	3,684,601	(2,201,562)	(2,000,126)	(504,759)

Common shares issued relating to reverse stock split (shareholders with less than 25 old shares)	979	1	-	-	(1)	-		-
Conversion of preferred stock	18,785,540	18,786	(1,878,554)	(1,879)	(16,907)	-		-
Net Loss	-	-	-	-	-	-	(365,472)	(365,472)
Balance, December 31, 2008	21,568,790	21,569	7,667,302	7,667	3,667,693	(2,201,562)	(2,365,598)	(870,231)

Common shares issued for cash, $0.002	1,000,000	1,000	-	-	1,000			2,000
Preferred shares issued for cash, $0.075 per share	-	-	200,000	200	14,800	-	-	15,000
Preferred shares issued for cash, $0.182 per share	-	-	275,000	275	49,725			50,000
Preferred shares issued for debt settlement, $0.056 per share	-	-	2,500,000	2,500	137,500	-	-	140,000
Preferred shares issued for debt settlement, $0.21 per share	-	-	1,200,000	1,200	250,800			252,000
Conversion of preferred stock	30,000,000	30,000	(3,000,000)	(3,000)	(27,000)	-	-	-
Net Loss	-	-	-	-	-	-	(762,074)	(762,074)
Balance, December 31, 2009	52,568,790	$52,569	8,842,302	$8,842	$4,094,518	($2,201,561)	($3,127,671)	($1,173,304)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception	From Inception
			Development Stage	Exploration Stage
			(Jan. 7, 1993)	(Feb. 11, 2005)
	For the year ended	For the year ended	through	through
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2004	Dec. 31, 2009
Cash flows from operating activities:
Net loss	$ (762,074)	$ (365,473)	$ (2,202,562)	$ (3,126,673)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	853	822	35,287	9,750
Stock Based Compensation	-	-	(61,635)	574,302
Impairment Loss	-	-	442,800	-
Changes in operating assets and liabilities:	-		-	-
Accounts Payable	(59,354)	(81,478)	74,857	(57,270)
Advances	-	-	-	(361)
Judgement payable	22,681	20,531	-	239,286
Interest Payable	33,620	12,036	23,079	166,287
Notes	311,500	-	-	(7,500)
Payroll Liabilities	13,822	13,524	37,268	73,163
Deferred Salaries	240,000	240,000	-	828,000
Loans Payable	(179,045)	307,570	-	180,094
Loans Payable-Related Parties	(4,404)	21,195	-	16,791
Net cash used by operating activities	(382,401)	168,727	(1,650,906)	(1,104,130)

Cash flows from investing activities:
Purchase of property and equipment	(627)	-	(41,718)	(4,737)
Investment	-	-	-	(1,000)
Panther Creek Lease	(15,000)	-	-	(15,000)
Byler Lease	(33,650)	-	-	(33,650)
Mud Creek Lease	(10,000)	-	-	(10,000)
Hutchins Lease	(2,400)	-	-	(2,400)
Asher #1 Oil Well	-	103,077	-	-
Asher #2 Project	-	5,008	-	-
Red Oak Project	-	(242,000)	-	(242,000)
Talpa Project	-	(50,000)	-	(50,000)
West Peach Project	-	15,035	-	(36,970)
Net cash used by investing activities	(61,677)	(168,880)	(41,718)	(395,757)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,000	-	112,970	366,520
Proceeds from issuance of preferred stock	457,000	-	1,559,654	1,161,318
Proceeds on borrowings from related parties		-	20,000	(12,914)
Net cash provided by financing activities	459,000	-	1,692,624	1,514,924

Net increase in cash	14,923	(153)	-	15,038

Cash, beginning of period	115	268	-	-

Cash, end of period	$ 15,038	$ 115	$ -	$ 15,038

FRIENDLY ENERGY EXPLORATION

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS - 2009

1.

DESCRIPTION OF BUSINESS AND HISTORY

Friendly Energy Corp., Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993 under the name Eco-Systems Marketing.  The company was originally in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market.  The Company is now in the business of oil and gas exploration and operations.  The Company has participated in the drilling of two oil wells in Oklahoma and a gas well in Iowa.  In 2009, the Company acquired four oil and gas leases in central Texas totaling 1,036 acres with twenty-five wells.

The Company is considered an exploration stage company in accordance with Statement of Financial Accounting Standards No. 7.  The Company entered the oil and gas exploration business in February 2005, so the cumulative columns in the financial statements include activities for the development stage prior to February 2005 and for the exploration stage beginning February 2005.

On March 9, 2000, the Company formed a wholly owned subsidiary named Friendly Energy Services, Inc..  All oil and gas activities are conducted through this subsidiary.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern – The Company incurred net losses of approximately $3,217,673 from the period of February 1, 2005 (date of entering the oil and gas exploration business) through December 31, 2009 and has commenced its operations on a limited basis. The Company is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

No Stock Options vested during 2009 or 2008.

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

New accounting pronouncements –

In May, 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events.  In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued SFAS No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

3.

 FIXED ASSETS

Fixed assets consist of the following as of December 31, 2009 and 2008:

	2009	2008
Furniture and fixtures	$20,102	$20,102
Computers and equipment	$26,353	$25,726
	$46,455	$45,828
Less: accumulated depreciation	$ (45,037)	$ (44,184)
Net Furniture, fixtures, computers & equipment	$ 1,418	$ 1,644
LLC Investment	$ 1,000	$ 1,000
Panther Lease	$15,000	$ -
Byler Lease	$33,650	$ -
Mud Creek Lease	$10,000	$ -
Hutchins Lease	$ 2,400	$ -
Red Oak Oil Well	$ 242,000	$ 242,000
Talpa Project	$50,000	$50,000
West Peach Exploration Costs	$36,970	$36,970
Total Fixed Assets	$ 392,438	$ 331,614

The oil and gas leases and projects are described below.

Byler Lease - Friendly Energy Exploration has purchased, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 100% working interest in the Byler oil and gas lease in central Texas.  The total acreage is 372 and there are 17 producing or shut-in wells.

Hutchins Lease - Friendly Energy Exploration has purchased, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 100% working interest in the Hutchins oil and gas lease in central Texas.  The total acreage is 194.

Mud Creek Lease - Friendly Energy Exploration has purchased, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 100% working interest in the Mud Creek oil and gas lease in central Texas.  The total acreage is 355.

Panther Creek Lease - Friendly Energy Exploration has purchased, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 100% working interest in the Panther Creek Unit oil and gas lease in Texas.  The total acreage is 115 and there are 12 shut-in wells.  FES has reworked three wells and made infrastructure improvements, including refurbishment of the 630 barrel tank farm.

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

4.

RELATED PARTY TRANSACTIONS

In 2009, the officers agreed with the Company to defer their salaries totaling $240,000, see note 7.

As of December 31, 2008 and 2007, loans payable from related parties consists of the following:

	2009	2008
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$23,877	$28,281

5.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $110,431 and $96,609 for  the  years ended December 31, 2009 and 2008, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $73,163 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $828,000 and 588,000 for the years ended December 31, 2009 and 2008, respectively.

The company has accrued interest in the amount of $189,366 and $144,697 for the years ended December 31, 2009 and 2008, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

The company reduced its borrowings from another company in 2009 through the sale of preferred shares.  Also, the company borrowed $50,000 from an individual in 2009 for operational expenses.

6.

STOCKHOLDERS’ DEFICIT

Common Shares:  As of December 31, 2009 and 2008, there were 52,568,790 and 21,568,790 shares of common stock outstanding (restated for 25-for-1 reverse split in March 2008).

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

mm)

On October 1, 2007, the Company issued 4,700,000 shares of common stock for notes at $0.002 per share.

nn)

On October 4, 2007, the Company issued 400,000 shares of common stock for cash at $0.025 per share.

oo)

On September 25, 2009, the Company issued 1,000,000 shares of common stock for cash at $0.02 per share.

pp)

During 2009, 3,000,000 shares of the company’s preferred stock were converted to 30,000,000 shares of common stock.

Preferred Shares: Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

As of December 31, 2009 and 2008 there were 8,842,302 and 7,667,302 shares of preferred stock outstanding.

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

cc)

On January 26, 2009, the company issued 200,000 shares of preferred stock to an officer for cash at $0.075 per share.

dd)

On July24, 2009, the company issued 2,500,000 shares of preferred stock in stock in satisfaction of debt valued at $0.056 per share.

ee)

On November 30, 2009, the company issued 275,000 shares of preferred stock for cash at $0.182 per share.

ff)

On December 30, 2009, the company issued 1,200,000 shares of preferred stock in stock in satisfaction of debt valued at $0.21 per share.

During 2009, as noted above in the common shares section, 3,000,000 shares of preferred stock were converted to  30,000,000 shares of common stock.

During 2000, 11,000 shares of preferred stock were cancelled.  As of December 31, 2009 the issue was not completely resolved and the stock agent had not received the returned share certificates.  Therefore the 11,000 shares are still reflected in the preferred stock balance.

7.

STOCK OPTIONS

In July 2009, the Company granted stock options for 1,500,000 common shares.  The option price is $0.005.  50% vest after six months from the date of the grant and the remaining 50% vest after one year.  All options expire ten years from the date of grant.  The Company may issue additional stock options in the future.

The following table summarizes the Company’s stock option activity.

	Number	Weighted
	of	Average
	Shares	Exercise Price
Balance, December 31, 2005	40,000	$ 1.250
Options granted and assumed	60,000	$ 1.5625
Options expired	-	$ -
Options canceled	-	$ -
Options exercised	-	$ -
Balance, December 31, 2006	100,000	$ 1.4375
Options granted and assumed	300,000	$ 0.250
Options expired	-	$ -
Options canceled	-	$ -
Options exercised	-	$ -
Balance, Dec. 31, 2007 and Dec. 31, 2008	400,000	$ 0.5469
Options granted and assumed	1,500,000	$ 0.0050
Options expired	-	$ -
Options canceled	-	$ -
Options exercised	-	$ -
Balance, December 31, 2009	1,900,000	$ 0.1191

The Company estimates the fair value of these options granted to the officers by using the Black-Scholes option pricing-model.  Since none of the options granted in 2009 vested in 2009, no expense was taken in 2009.

8.

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

9.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.The transaction has been recorded on the financial statements along with accrued interest of  $129,286.  The total of $239,286 is reported in the liability section of the balance sheet.

10.

SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2009, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

John Kinross-Kennedy, Certified Public Accountant, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009.

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

ITEM 9B.

OTHER INFORMATION.

None. Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Douglas Tallant, 65	Director and President	Since February 2, 2002	None
Donald Trapp, 70	Director, Chief Financial Officer, Secretary and Treasurer	Since February 8, 2005	None

Term of Office

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors. Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Mr. Douglas Tallant was born and raised in Oklahoma. He has owned several businesses including the largest automobile dealership in Denver and physical therapy clinics in Denver and Oklahoma City. He has formed and managed several public companies including Entec, the developer of the original breathalyzer. Mr. Tallant has a Bachelor of Science degree in Mechanical Engineering from the University of Oklahoma.

Mr. Donald Trapp was formerly the CFO of Infohighway International, Inc., an internet service provider. He has also bought and sold oil and gas leases, been the operator of two oil wells, and been the General Partner of four oil and gas partnerships in New Mexico. Mr. Trapp has a Bachelor of Science degree in Nuclear Engineering from M.I.T.

Identification of Significant Employees

We have no significant employees other than Douglas Tallant, our President and Director, and Donald Trapp, our Secretary, Treasurer and Director.

Family Relationships

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)

any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading  Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission.  To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2009 all required filings were timely filed by each of its directors and executive officers.

We believe that our officers, directors, and principal shareholders have, if required, filed all reports required to be filed on Form 3 (Initial Statement of Beneficial Ownership of Securities), Form 4 (Statement of Changes of Beneficial Ownership of Securities), or Form 5 (Annual Statement of Beneficial Ownership of Securities).

Audit Committee and Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors, which will consist of a soon-to-be-nominated independent director. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2009 and 2008 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)

Douglas Tallant (2)	2009	$180,000	nil	nil	$0	nil	nil	$nil	$180,000
President and Director	2008	$180,000	nil	nil	$0	nil	nil	$nil	$180,000

Donald Trapp	2009	$60,000	nil	nil	$0	nil	nil	$nil	$60,000
CFO, Secretary, Treasurer and Director	2008	$60,000	nil	nil	$0	nil	nil	$nil	$60,000

(1)

The compensation was paid as deferred salaries.

Narrative Disclosure to Summary Compensation Table

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

Option Grants

Outstanding Equity Awards at Fiscal Year End
OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Douglas Tallant	20,000	0	nil	$ 1.2500	April 20, 2015
	40,000	0	nil	$ 1.5625	September 28, 2016
	200,000	0	nil	$ 0.2500	December 27, 2017
	0	1,000,000	nil	$ 0.0050	July 23, 2019
Total	260,000	1,000,000
Donald Trapp	20,000	0	nil	$ 1.2500	April 20, 2015

	20,000	0	nil	$ 1.5625	September 28, 2016

	100,000	0	nil	$ 0.2500	December 27, 2017

	0	500,000	nil	$ 0.0050	July 23, 2019
Total	140,000	500,000

Pension, Retirement or Similar Benefit Plans

 As of December 31, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($)(h)
Douglas Tallant	nil	nil	nil	nil	nil	nil	nil
Donald Trapp	nil	nil	nil	nil	nil	nil	nil

We do not pay members of the Board of Directors any set fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Compensation Committee Report

Our Chief Financial Officer and Chief Executive Officer have reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. They have determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 26, 2010 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Douglas Tallant(3) 502 North Division Street Carson City, NV 89703	Common	2,380,673	4.52%
Donald Trapp(4) 502 North Division Street Carson City, NV 89703	Common	1,572,002	2.99%
All Officers and Directors as a Group	Common	3,952,675	7.51%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 52,568,790 issued and outstanding shares of common stock as of March 26, 2010.

(3)

Douglas Tallant is a Director and the Company's President and CEO. His beneficial ownership includes 1,620,673 common shares, as well as options to purchase 760,000 common shares that will vest within the next 60 days.

(4)

Donald Trapp is a Director and the Company's CFO, Treasurer and Secretary. His beneficial ownership includes 1,182,002 common shares, as well as options to purchase 390,000 common shares that will vest within the next 60 days.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Director Independence

The Board applies the definition of independent director as set forth in NASDAQ Stock Market Rule 4200 (a)(15), as well as Rule 10A-3 under the Securities Exchange Act of 1934, as amended. In accordance with this guidance, the Board does not consider Mr. Tallant or Mr. Trapp to be independent.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit fees	$4,000	$4,400
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$4,000	$4,400

Audit Fees

During the fiscal years ended December 31, 2009, we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2009.

During the fiscal year ended December 31, 2008, we incurred approximately $4,400 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2008.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

ITEM 15.

EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.02	Restated Articles of Incorporation(2)
3.03	Bylaws(1)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(3)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(3)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

(1)

Incorporated by reference to our Registration Statement on Form 10SB12G filed on August 31, 2000.

(2)

Incorporated by reference to Form 8-K filed with the SEC on April 14, 2008, and filed with the Nevada Secretary of State on March 3, 2008.

(3)

Filed herewith.

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