Form 10-K/A
period 2009-12-31
FRIENDLY ENERGY EXPLORATION
filed 2010-06-17
CIK 1120434

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
Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒

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

EXPLANATORY NOTE

Friendly Energy Exploration (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (S.E.C.) on March 31, 2010.  The purpose of this Amendment No. 1 is to respond to S.E.C. comments made to the Company in a letter dated May 6, 2010.  As a result of these comments, the financial statements have been restated as described in Note 11 to the financial statements.   Also, several disclosures have been expanded.  This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

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

We have reworked three existing oil wells on one of the leases and soon will be pumping into our refurbished tank farm.

During 2010, we plan to rework an additional fifteen wells, to reenter seven plugged wells and to drill at least two “in-fill” wells on the leases. The estimated cost is $400,000 to $500,000 for rework and reentry including additional infrastructure costs. Drilling and completing a Fry well will cost $150,000 to $180,000.  Drilling and completing a Marble Falls well will cost $250,000 to $300,000.  It may be possible to fund a substantial part of this cost from oil & gas revenues.

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

The Company plans the following activities over the next year:

•

Of the 25 producing and shut-in wells on two of the Central Texas leases, bring at least fifteen more wells back into production in addition to the three that have already been reworked.

•

Of the 13 plugged wells on the other two leases, reenter and bring seven back into production.  A geologist will evaluate each well before reentry is started.

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

Future Plans

During the remainder of 2010, we plan to rework an additional fifteen wells, reenter seven of the plugged wells and to drill at least two “in-fill” wells on the leases, as mentioned above. The estimated cost is $400,000 to $500,000 for rework and reentry including additional infrastructure costs. Drilling and completing a Fry well will cost $150,000 to $180,000. Drilling and completing a Marble Falls well will cost $250,000 to $300,000.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

On May 6, 2010, the S.E.C. sent a letter to the Company with comments on our 2009 Form 10-K.  This amended 2009 Form 10-K responds to these comments.

ITEM 2.      PROPERTIES

Our principal executive office is located at 502 North Division Street, Carson City, NV 89703. Our telephone number is (702) 953-0411. Friendly Energy Exploration does not presently own any interests in real estate.

As of the dates specified in the following table, Friendly Energy Exploration held the following property in the following amounts:

	December 31, 2009 $	December 31, 2008 $
Oil & Gas Properties - Unproved
Panther Lease	15,000	-
Byler Lease	33,650	-
Mud Creek Lease	10,000	-
Hutchins Lease	2,400	-
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	390,020	328,970
Impairment	(328,970)	-
Total oil & gas properties	61,050	328,970

The Company defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased.

In 2009, the Red Oak, Talpa and West Peach projects were not generating income and are unlikely to generate future revenues.  Management has impaired the value of these investments.

Proven Reserves:  The oil & gas leases acquired in 2009 have a number of existing wells, many of which were shut-in.  We are in the process of re-working these existing wells.  All of these leases are in Texas.  At this time, we do not have proven developed or undeveloped reserve estimates for these leases, but plan to have proven reserve estimates made in 2010.

Products Sold:  No oil & gas products had been sold by the company during the last three fiscal years.

Drilling Activities:  No exploratory or development wells have been drilled by the company during the last three fiscal years.  The only exploratory and development activity during the last three fiscal years was the company’s participation in the drilling of the Red Oak well.

Present Activities:  The Company has no wells in the process of being drilled.

Delivery Commitments:  The company has no commitments to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or arrangements.

Oil & Gas Properties, Wells, Operations and Acreage:  The following table shows the number of wells and acres as of December 31, 2009.

	Gross	Net
Productive Oil Wells	3	3
Developed Acreage	15	15
Undeveloped Acreage	545	545

“Gross” means the company owns an interest.  “Net” is the fractional ownership based on the percentage of the working interest owned by the company.  In this case, the company owns 100% of the working interest so the “gross” and “net” are the same.  “Productive” means a producing well or a well mechanically capable of production.  “Developed Acreage” is based on the legal well spacing for productive wells.  “Undeveloped Acreage” is based on leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas.  Because the company has a number of wells that are in the process of being reworked to make them productive again, we have included in the “Undeveloped Acreage” the well spacing for these wells that are being reworked.  None of the wells have multiple completions.

Lease Terms:  The Panther Creek lease is held by production into the tank farm.  The Byler Lease requires that production from an existing well bore commence by April 14, 2010 (production into the tank farm began in early April 2010 and the lease is now held by production).  The Mud Creek lease requires that production from re-entering a plugged well or drilling a new well commence by July 24, 2010.  The Hutchins lease requires that production from drilling a new well commence by December 31, 2010.

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

Historical Background and Overview

Overview

For the year ended December 31, 2009, we had total assets of $86,005, compared to total assets in 2008 of $650,729. The decrease in assets was due to writing off uncollectable notes and impairment of the Red Oak, Talpa and West Peach investments.  This decrease in assets was partially offset by the acquisition of four oil and gas leases in Central Texas for $61,050.  We believe these assets, which include 25 producing or shut-in oil wells, are worth substantially more than we paid for them.  We have brought three of the wells back into production by the end of 2009, and have started rework on the remaining wells.  One of the leases has approximately 180 barrels of oil in its tank farm at the end of 2009.  The value of this oil will not be included in the financial statements until it is sold.  See Item 1: Business for additional information about the four oil and gas leases.

At December 31, 2009, we had current liabilities of $1,588,281, which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loans payable. At December 31, 2008 we had current liabilities of $1,520,961.  A conversion of some of the loans payable to officers to preferred shares offset much of the increase in deferred salaries.

Results of Operations

We did not realize any revenue from operations in 2009.  In 2008, we received $5,035 from the Asher #1 oil well. We will start receiving revenues from the oil and gas wells on our four Central Texas leases in early 2010.  During the year ended December 31, 2009, the loss from operations is $783,179 (2008 - $315,540). This increase in loss was due primarily to the bad debt expense for the notes that were written off and to oil well operations costs for reworking oil wells of the Central Texas leases and for upgrading and repairing infrastructure on the leases. From February 11, 2005 (inception of oil and gas exploration operations) to December 31, 2009, Friendly Energy Exploration has incurred cumulative net operating losses of $2,782,139.

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

/s/ John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

March 27, 2010

Revised June 14, 2010

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31, 2009 (Restated – Note 11)	December 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$ 15,038	$115
Total current assets	15,038	115

Oil and Gas Properties – unproved	61,050	328,970
Property and equipment	1,418	1,644
Notes receivable	7,500	319,000
Other assets	1,000	1,000

Total Assets	$ 86,005	$ 650,729

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 16,888	$ 87,990
Payroll Tax Liabilities	110,431	96,609
Judgment payable	239,286	216,605
Deferred Salaries	828,000	588,000
Interest Payable	189,366	144,697
Loan Payable	180,433	358,779
Loans Payable-Related Parties	23,877	28,281
Total current liabilities	1,588,281	1,520,961

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 52,568,790 and 21,568,790 shares,
respectively, issued and outstanding	52,569	21,569
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 8,842,302 and 7,667,302 shares,	8,842	7,667
respectively, issued and outstanding
Additional paid-in capital	4,097,805	3,667,693
Accumulated deficit during the development stage	(2,201,561)	(2,201,561)
Accumulated deficit during the exploration stage	(3,459,931)	(2,365,599)
Total stockholders' deficit	(1,502,276)	(870,231)

Total liabilities and stockholders' deficit	$ 86,005	$ 650,729

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Development Stage	Exploration Stage
	For the year ended	For the year ended	(Jan. 7, 1993)	(Feb. 11, 2005)
	December 31,	December 31,	through	through
	2009 (Restated – Note 11)	2008	Feb. 10, 2005	Dec. 31, 2009 (Restated – Note 11)

Revenue	$ -	$5,035	$13,372	$16,053

Operating expenses
Bad Debt Expense	319,000	-	-	319,000
Depreciation	853	822	35,287	9,751
Dry Hole Cost	-	-	-	88,157
General and administrative	6,335	33,495	218,930	78,330
Intangible Drilling Costs	-	-	-	333,206
Officer Wages	240,000	240,000	-	1,227,000
Oil Well Operations Cost	118,344	3,157	-	128,083
Payroll Expenses	13,822	13,524	213,228	73,163
Professional Fees	68,875	24,422	711,228	145,955
Rent	-	-	282,410	-
Stock Based Compensation	3,288	-	156,825	359,130
Travel & Entertainment	12,662	5,154	128,687	36,418

Total operating expenses	783,179	320,575	1,746,594	2,798,192

Loss from operations	(783,179)	(315,540)	(1,733,223)	(2,782,139)

Other income (expenses):
Other income	76,118	-	120,605	76,118
Forgiveness of Debt	-	-	(122,765)	-
Impairment Loss on Asset	(328,970)	-	(442,800)	(328,970)
Interest Expense	(58,301)	(49,933)	(23,379)	(314,939)
Lawsuit Judgment	-	-	-	(110,000)
Total other income (expenses)	(311,153)	(49,933)	(468,339)	(677,791)

Loss before provision for income taxes	(1,094,332)	(365,473)	(2,201,562)	(3,459,930)
Provision for income taxes	-	-	-	-

Net loss	$(1,094,332)	$ (365,473)	$(2,201,562)	$ (3,459,930)

Basic and diluted loss per common share	$(0.03)	$ (0.03)	$(0.28)	$ (0.32)

Basic and diluted weighted avg.
common shares outstanding	34,212,626	13,693,977	7,762,659	10,660,153

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIT

						Accumulated	Accumulated
					Additional	Deficit Devel-	Deficit Explor-	Total
	Common Stock		Preferred Stock		Paid-in	opment Stage	ation Stage	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Prior to 2-11-05	From 2-11-05	Deficit
Balance at January 7, 1993 (Date of inception)	-	$0	-	$0	$0	$0	$0	$0
Common shares issued to officers & directors for cash, $0.016 per share	2,550	3	-	-	997	-		1,000
Net loss	-	-	-	-	-	(1,000)		(1,000)
Balance at December 31, 1993, 1994, and 1995	2,550	3	-	-	997	(1,000)		-

Common shares cancelled	(2,550)	(3)	-	-	3	-		-
Common shares issued for cash, $0.00 per share	100,000	100	-	-	(90)	-		10
Conversion to preferred stock	(20,000)	(20)	50,000	50	(30)	-		-
Net loss	-	-	-	-	-	(10)		(10)
Balance at December 31, 1996	80,000	80	50,000	50	880	(1,010)		-

Common shares issued relating to spin-out	609	1	-	-	(1)	-		-
Common shares issued for cash, $0.80 per share	1,500	1	-	-	29,999	-		30,000
Common shares issued to officers and directors for cash, $0.685 per share	1,750	2	-	-	29,998	-		30,000
Preferred shares issued to officers and directors for services, $0.04 per share	-	-	750,000	750	29,250	-		30,000
Net loss	-	-	-	-	-	(63,266)		(63,266)
Balance at December 31, 1997	83,859	84	800,000	800	90,126	(64,276)		26,734

Common shares issued for cash, $1.74 per share	390	0	-	-	17,000	-		17,000
Common shares issued to officers and directors for services, $0.004	105,000	105	-	-	10,395			10,500
Conversion of preferred stock	320,000	320	(800,000)	(800)	480	-		-
Net loss	-	-	-	-	-	(33,234)		(33,234)
Balance at December 31, 1998	509,249	509	-	-	118,001	(97,510)		21,000

Cancellation of common stock	(1,850)	(2)	-	-	2	-		-
Preferred shares issued for debt settlement, $3.69 per share	-	-	146,883	147	541,853	-		542,000
Preferred shares issued for services, $3.69 per share	-	-	5,000	5	18,445	-		18,450
Net loss	-	-	-	-	-	(556,309)		(556,309)
Balance at December 31, 1999	507,399	507	151,883	152	678,301	(653,819)		25,141

Preferred shares issued for debt settlement, $3.69 per share	-	-	174,798	175	644,825	-		645,000
Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	-	-	120,000	120	442,680	-		442,800
Preferred shares issued for services, $3.69 per share	-	-	37,500	37	138,338	-		138,375
Net loss	-	-	-	-	-	(914,511)		(914,511)
Balance at December 31, 2000	507,399	507	484,181	484	1,904,144	(1,568,330)		336,805

Net loss	-	-	-	-	-	(584,851)		(584,851)
Balance at December 31, 2001	507,399	507	484,181	484	1,904,144	(2,153,181)		(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0		148,654
Net loss	-	-	-	-	-	(12,371)		(12,371)
Balance at December 31, 2002	507,399	507	3,457,261	3,457	2,049,825	(2,165,552)		(111,763)

Net loss	-	-	-	-	-	(24,215)		(24,215)
Balance, December 31, 2003	507,399	507	3,457,261	3,457	2,049,825	(2,189,767)		(135,978)
Net loss	-	-	-	-	-	(11,794)		(11,794)
Balance, December 31, 2004	507,399	507	3,457,261	3,457	2,049,825	(2,201,561)		(147,772)

Common shares issued for cash, $0.025	16,000	16	-	-	9,984	-	-	10,000
Common shares issued for servicees, $0.05 per share	10,000	10	-	-	12,490	-	-	12,500
Common shares issued to officers and directors for services, $0.04 per share	20,000	20	-	-	19,980	-	-	20,000
Preferred shares issued to officers and directors for services, $0.40 per share	-	-	450,000	450	179,550	-	-	180,000
Conversion of preferred stock	789,680	790	(1,974,200)	(1,974)	1,185	-	-	-
Issuance of stock options to two officers	-	-	-	-	24,929	-	-	24,929
Net loss	-	-	-	-	-	-	(691,271)	(691,271)
Balance, December 31, 2005	1,343,079	1,343	1,933,061	1,933	2,297,942	(2,201,561)	(691,271)	(591,615)

Common shares issued for cash, $0.05	20,000	20	-	-	24,980			25,000
Conversion of preferred stock	380,677	381	(951,692)	(952)	571	-	-	-
Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	-	24,929
Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	-	54,318
Net Loss	-	-	-	-	-	-	(824,586)	(824,586)
Balance, December 31, 2006	1,743,756	1,744	1,259,923	1,260	2,402,461	(2,201,561)	(1,515,857)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	-	470,000
Common shares issued for notes $0.020	732,000	732	-	-	318,268			319,000
Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	-	93,484
Common shares issued for cash, $0.05	20,000	20	-	-	24,980			25,000
Common shares issued for cash, $0.025	16,000	16	-	-	9,964			9,980
Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	-	374,000
Conversion of preferred stock	270,516	271	(676,289)	(676)	406	-	-	-
Net Loss	-	-	-	-	-	-	(484,269)	(484,269)
Balance, December 31, 2007	2,782,271	2,782	9,545,856	9,546	3,684,601	(2,201,561)	(2,000,126)	(504,759)

Common shares issued relating to reverse stock split (shareholders with less than 25 old shares)	979	1	-	-	(1)	-		-
Conversion of preferred stock	18,785,540	18,786	(1,878,554)	(1,879)	(16,907)	-		-
Net Loss	-	-	-	-	-	-	(365,473)	(365,472)
Balance, December 31, 2008 (Restated – Note 11)	21,568,790	21,569	7,667,302	7,667	3,667,693	(2,201,561)	(2,365,599)	(870,231)

Common shares issued for cash, $0.002	1,000,000	1,000	-	-	1,000			2,000

Preferred shares issued for cash, $0.075 per share	-	-	200,000	200	14,800	-	-	15,000
Preferred shares issued for cash, $0.182 per share	-	-	275,000	275	49,725			50,000
Preferred shares issued for debt settlement, $0.056 per share	-	-	2,500,000	2,500	137,500	-	-	140,000
Preferred shares issued for debt settlement, $0.21 per share	-	-	1,200,000	1,200	250,800			252,000
Conversion of preferred stock	30,000,000	30,000	(3,000,000)	(3,000)	(27,000)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	3,288	-	-	3,288
Net Loss	-	-	-	-	-	-	(1,094,332)	(1,094,332)
Balance, December 31, 2009 (Restated – Note 11)	52,568,790	$52,569	8,842,302	$8,842	$4,097,805	($2,201,561)	($3,459,931)	($1,502,276)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception	From Inception
			Development Stage	Exploration Stage
	For the year ended	For the year ended	(Jan. 7, 1993)	(Feb. 11, 2005)
	December 31,	December 31,	through	through
	2009 (Restated – Note 11)	2008 (Restated – Note 11)	Dec. 31, 2004	Dec. 31, 2009 (Restated – Note 11)
Cash flows from operating activities:
Net loss	$ (1,094,332)	$ (365,473)	$ (2,202,562)	$ (3,459,931)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	853	822	35,287	9,750
Stock Based Compensation	3,288	-	(61,635)	577,590
Impairment Loss	328,970	123,120	442,800	452,090
Bad debt	319,000	-	-	319,000
Changes in operating assets and liabilities:	-		-	-
Accounts Payable	(59,354)	(81,478)	74,857	(57,270)
Advances	-	360	-	-
Judgement payable	22,681	20,531	-	239,286
Interest Payable	33,620	12,036	23,079	166,287
Payroll Liabilities	13,822	13,524	37,268	73,163
Deferred Salaries	240,000	240,000	-	828,000
Net cash used by operating activities	(191,452)	(36,558)	551,656	(852,035)

Cash flows from investing activities:
Purchase of property and equipment	(627)	-	(41,718)	(4,737)
Issunace of promissory notes	(7,500)	-	-	(326,500)
Investment in oil and gas properties	(61,050)	(292,000)	-	(513,139)
Net cash used by investing activities	(69,177)	(292,000)	(41,718)	(844,376)

Cash flows from financing activities:
Proceeds from issuance of notes payable	121,956	307,210	-	480,735
Proceeds from issuance of common stock	2,000	-	112,970	366,520
Proceeds from issuance of preferred stock	65,000	-	1,559,654	769,318
Proceeds on borrowings from related parties	86,596	21,195	20,000	94,876
Net cash provided by financing activities	275,552	328,405	1,692,624	1,711,449

Net increase in cash	14,923	(153)	-	15,038

Cash, beginning of period	115	268	-	-

Cash, end of period	$ 15,038	$ 115	$ -	$ 15,038

Supplementary Disclosures
Interest paid	-	-	-	-
Income tax paid	-	-	-	-

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

The Company is considered an exploration stage company in accordance with by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.  The Company entered the oil and gas exploration business in February 2005, so the cumulative columns in the financial statements include activities for the development stage prior to February 2005 and for the exploration stage beginning February 2005.

On March 9, 2000, the Company formed a wholly owned subsidiary named Friendly Energy Services, Inc..  All oil and gas activities are conducted through this subsidiary.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern – The Company incurred net losses of $3,459,930 from the period of February 1, 2005 (date of entering the oil and gas exploration business) through December 31, 2009 and has commenced its operations on a limited basis. The Company is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Oil and Gas Properties – The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

Asset Retirement Obligations – The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

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

Income taxes – Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Accounting for Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Net loss per common share – The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Stock-Based Compensation -- The Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

Financial Instruments - Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, notes receivable, investment, accounts payable, payroll tax liabilities, judgement payable, deferred salaries, interest payable, loans payables, and amounts due to related parties.   Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent accounting pronouncements – In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements.

3.

 OIL & GAS PROPERTIES

	December 31, 2009 $	December 31, 2008 $
Oil & Gas Properties - Unproved
Panther Lease	15,000	-
Byler Lease	33,650	-
Mud Creek Lease	10,000	-
Hutchins Lease	2,400	-
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
Asher #1	-	103,077
Asher #2	-	5,008
West Peach Project	-	15,035
	390,020	452,090
Impairment	(328,970)	(123,120)
Total oil & gas properties	61,050	328,970

Byler Lease – In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  The property totals 372 acres and consists of 17 wells.  Upon production, the Company will remit a 22% royalty payment.  As at December 31, 2009, there was no production on the property.

Hutchins Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $2,400.  The property totals 194 acres.  Upon production, the Company will remit a 15.125% royalty payment.  As at December 31, 2009, there was no production on the property.

Mud Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  The property totals 355 acres.  Upon production, the Company will remit a 22% royalty payment with production expected to commence by July 2010.  As at December 31, 2009, there was no production on the property.

3.

 OIL & GAS PROPERTIES (continued)

Panther Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  The property totals 155 acres.  Upon production, the Company will remit a 22% royalty payment.  As at December 31, 2009, there was no production on the property.

Red Oak Project - Friendly Energy Exploration, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), participated in the drilling of a 3,200 foot deep oil and gas well in southwest Iowa through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES).  FES owns a 42.5% working interest in the well.  In 2009, management elected not to continue with further exploration of the property and impaired all capitalized costs.

Talpa Project - Friendly Energy Exploration purchased, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), a 25% working interest in an 1,100 acre oil and gas lease in Texas.  In 2009, management elected not to continue with further exploration of the property and impaired all capitalized costs.

West Peach Creek Project - Friendly Energy Exploration had planned to drill a 5,400 foot deep well in central Oklahoma through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES).  If the geophysicist and operator each purchase a 10% working interest, as expected, then FES will own an 80% working interest in the well.  The location is on the West Peach Creek Prospect, a development/exploratory prospect, located on the western edge of the giant St. Louis Oil Field.  In 2009, management elected not to continue with further exploration of the property and impaired all capitalized costs.

4.

PROPERTY & EQUIPMENT

Property and equipment consist of the following as of December 31, 2009 and 2008:

	December 31, 2009 $	December 31, 2008 $
Furniture and fixtures	20,102	20,102
Computers and equipment	26,353	25,726
	46,455	45,828
Less: accumulated depreciation	(45,037)	(44,184)
Net Furniture, fixtures, computers & equipment	1,418	1,644

5.

RELATED PARTY TRANSACTIONS

In 2009, the officers agreed with the Company to defer their salaries totaling $240,000, see note 7.

As of December 31, 2009 and 2008, loans payable from related parties consists of the following:

	December 31, 2009 $	December 31, 2008 $
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	23,877	28,281

6.

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

The company has accrued interest in the amount of $189,366 and $155,746 for the years ended December 31, 2009 and 2008, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

The company reduced its borrowings from another company in 2009 through the sale of preferred shares.  Also, the company borrowed $50,000 from an individual in 2009 for operational expenses.

7.

COMMON SHARES

Common Shares

a)

During the year ended December 31, 2009, the Company issued 30,000,000 common shares upon the conversion of 3,000,000 preferred shares of the Company.

b)

On September 25, 2009, the Company issued 1,000,000 common shares at $0.002 per share for proceeds of $2,000.

Preferred Shares: Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to twenty shares of common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

c)

 During the year ended December 31, 2009, the Company issued 30,000,000 common shares upon the conversion of 3,000,000 preferred shares of the Company.

d)

On December 30, 2009, the Company issued 3,000,000 preferred shares for settlement of debt with a fair value of $630,000.

e)

On November 30, 2009, the Company issued 275,000 preferred shares for proceeds of $50,000.

f)

On July 24, 2009, the Company issued 2,500,000 preferred shares for settlement of debt with a fair value of $140,000.

g)

On January 26, 2009, the Company issued 200,000 preferred shares to a related party for proceeds of $15,000.

8.

STOCK OPTIONS

On July 24, 2009, the Company granted 1,500,000 options under the Company’s Stock Option Plan to management and directors of the Company, with an exercise price of $0.005 per option.  Under the terms of the issuance of the options, 750,000 options vest on January 24, 2010 (six months from the date of issuance) and 750,000 options vest on July 24, 2010 (one year from the date of issuance).  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 3.50%, expected volatility of 353%, an expected option life of 10 years and no expected dividends. The weighted average fair value of options granted was $0.005 per option. During the year ended December 31, 2009, stock-based compensation expense of $3,288 was charged to operations.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2007 and 2008	400,000	0.55

Granted	1,500,000	0.005

Balance – December 31, 2009	1,900,000	0.12	9.01	–

8.

STOCK OPTIONS (continued)

Additional information regarding stock options as of October 31, 2009, is as follows:

Number of Options	Exercise Price $	Expiry Date

40,000	1.25	April 20, 2015
60,000	1.56	September 28, 2016
300,000	0.25	December 27, 2017
1,500,000	0.005	July 23, 2019

1,900,000

A summary of the status of the Company’s non-vested stock options as of December 31, 2009 are presented below:

	Stock Options #	Weighted Average Grant Date Fair Value $

Non-vested, December 31, 2007 and 2008	–	–
Granted	1,500,000	0.005

Non-vested, December 31, 2009	1,500,000	0.005

As of December 31, 2009, the Company had $4,212 of unrecognized compensation expense relating to unvested options.

9.

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

10.

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

11.

RESTATEMENT

The Company has restated its financial statements as at and for the year ended December 31, 2009.  The consolidated financial statements have been restated to reflect the following transactions:

•

impairment of $328,970 of oil and gas properties for projects that the Company does not intend to continue; and

•

recording of $3,288 of stock-based compensation for valuation of stock options issued during the year.

The effect of the restatement increased net loss for the year ended December 31, 2009 by $332,258.

a)

Balance Sheet

	As at December 31, 2009
	As Reported	Adjustment	Restated
	$	$	$
Assets
Other Assets – Red Oak Project	242,000	(242,000)	-
Other Assets – Talpa Project	50,000	(50,000)	-
Other Assets – West Peach Project	36,970	(36,970)	-
Total Assets	414,975	(328,970)	86,005
Stockholders’ Deficit
Additional paid-in capital	4,094,518	3,288	4,097,806
Accumulated deficit during the exploration stage	(3,127,673)	(332,258)	(3,459,931)
Total Stockholders’ Deficit	(1,173,305)	(328,970)	(1,502,275)
Total Liabilities and Stockholders’ Deficit	414,975	(328,970)	86,005

b)

Statement of Operations

	For the Year Ended December 31, 2009
	As Reported	Adjustment	Restated
	$	$	$
Stock-based compensation	-	3,288	3,288
Total Operating Expenses	779,891	3,288	783,179
Other income (expenses)
Impairment Loss on Asset	-	328,970	328,970
Net Loss	(762,074)	(332,258)	(1,094,332)

	Accumulated from February 11, 2005 to December 31, 2009
	As Reported	Adjustment	Restated
	$	$	$
Stock-based compensation	355,842	3,288	359,130
Total Operating Expenses	2,794,904	3,288	2,798,192
Other income (expenses)
Impairment Loss on Asset	-	328,970	328,970
Net Loss	(3,127,673)	(332,258)	(3,459,930)

c)

Statement of Cashflows

	For the Year Ended December 31, 2009
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Net Loss	(762,074)	(332,258)	(1,094,332)
Impairment of oil and gas properties	-	328,970	328,970
Bad debt expense	-	319,000	319,000
Stock-based compensation	-	3,288	3,288
Notes	311,500	(311,500)	-
Loans Payable	(179,045)	179,045	-
Loans Payable – Related Parties	(4,404)	4,404	-
Cashflows Used In Operating Activities	(382,401)	190,949	(191,452)

11.

RESTATEMENT (continued)

c)

Statement of Cashflows

	For the Year Ended December 31, 2009
	As Reported	Adjustment	Restated
	$	$	$
Investing Activities
Issuance of promissory notes	-	(7,500)	(7,500)
Cashflows Used In Investing Activities	(61,677)	(7,500)	(69,177)

Financing Activities
Proceeds from issuance of preferred stock	457,000	(392,000)	65,000
Proceeds from note payable	-	121,955	121,955
Proceeds from related parties	-	86,596	86,596
Cashflows Provided by Financing Activities	459,000	(183,449)	275,551

	For the Year Ended December 31, 2008
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Impairment of oil and gas properties	-	123,120	123,120
Advances	-	360	360
Loan Payable	307,570	(307,570)	-
Loan Payable – Related Parties	21,195	(21,195)	-
Cashflows Used In Operating Activities	168,727	(205,285)	(36,558)

Investing Activities
Asher #1 Oil Well	103,077	(103,077)	-
Asher #2 Project	5,008	(5,008)	-
West Peach Project	15,035	(15,035)	-
Cashflows Used In Investing Activities	(168,880)	(123,120)	(292,000)

Financing Activities
Proceeds from note payable	-	307,210	307,210
Proceeds from related parties	-	21,195	21,195
Cashflows Provided by Financing Activities	-	328,405	328,405

	Accumulated from February 11, 2005 to December 31, 2009
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Net Loss	(3,126,673)	(333,258)	(3,459,931)
Impairment of oil and gas properties	-	452,090	452,090
Bad debt expense	-	319,000	319,000
Stock-based compensation	574,302	3,288	577,590
Advances	(360)	360	-
Notes	(7,500)	7,500	-
Loans Payable	180,094	(180,094)	-
Loans Payable – Related Parties	16,791	(16,791)	-
Cashflows Used In Operating Activities	(1,104,130)	252,095	(852,035)

11.

RESTATEMENT (continued)

c)

Statement of Cashflows

	Accumulated from February 11, 2005 to December 31, 2009
	As Reported	Adjustment	Restated
	$	$	$
Investing Activities
Asher #1 Oil Well	-	(103,077)	(103,077)
Asher #2 Project	-	(5,008)	(5,008)
Investment	(1,000)	1,000	-
West Peach Project	(36,970)	(15,035)	(52,005)
Issuance of promissory notes	-	(326,500)	(326,500)
Cashflows Used In Investing Activities	(395,757)	(448,620)	(844,377)

Financing Activities
Proceeds from issuance of preferred stock	1,161,318	(392,000)	769,318
Proceeds from note payable	-	480,735	480,735
Proceeds from related parties	(12,914)	107,790	94,876
Cashflows Provided by Financing Activities	1,514,924	196,525	1,711,449

12.

SUBSEQUENT EVENTS

In accordance with ASC 855, we have evaluated subsequent events through our audit issuance date, and did not have any material recognizable subsequent events.

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

There has been no change in internal control over financial reporting identified, in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2009, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the S.E.C. that permit the Company to provide only management’s report in this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2009 and 2008 (collectively, the “Named Executive Officers”):

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total ($)

Douglas Tallant (2)	2009	$ 180,000	Nil	Nil	$ 0	Nil	Nil	$ nil	$ 180,000
President and Director	2008	$ 180,000	Nil	Nil	$ 0	Nil	Nil	$ nil	$ 180,000

Donald Trapp	2009	$ 60,000	Nil	Nil	$ 0	Nil	Nil	$ nil	$ 60,000
CFO, Secretary, Treasurer and Director	2009	$ 60,000	Nil	Nil	$ 0	Nil	Nil	$ nil	$ 60,000

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

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.02	Restated Articles of Incorporation(2)
3.03	Bylaws(1)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(3)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(3)
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(3)
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

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

Dated:  June 14, 2010

/s/ Douglas Tallant

By: Douglas Tallant

Its: President and Principal Executive Officer

Dated:  June 14, 2010

/s/ Donald Trapp

By: Donald Trapp

Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  June 14, 2010

/s/ Douglas Tallant

Douglas Tallant, Director

Dated:  June 14, 2010

/s/ Donald Trapp

Donald Trapp, Director