Form 10-Q
period 2010-03-31
FRIENDLY ENERGY EXPLORATION
filed 2010-06-18
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-31423

FRIENDLY ENERGY EXPLORATION

(Name of small business issuer in its charter)

Nevada	91-1832462
(State of incorporation)	(I.R.S. Employer Identification No.)

502 North Division Street

Carson City, NV 89703

(Address of principal executive offices)

(702) 953-0411

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐
Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒ No

As of May 15, 2010, there were 52,568,790 shares of the registrant’s $.001 par value common stock issued and outstanding.

FRIENDLY ENERGY EXPLORATION*

TABLE OF CONTENTS

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "FEGR" refers to Friendly Energy Exploration.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management and commence below, together with related Notes.  In the opinion of management, the Financial Statements present fairly the financial condition of the Company.

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

	Mar. 31, 2010	Dec. 31, 2009

ASSETS

Current assets
Cash and cash equivalents	$27,447	$15,038
Total current assets	27,447	15,038

Oil and Gas Properties - unproved	128,550	61,050
Property and equipment	1,181	1,418
Notes receivable	7,500	7,500
Other Assets	1,000	1,000

Total Assets	$ 165,677	$86,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$15,791	$16,888
Payroll Tax Liabilities	115,021	110,431
Judgment payable	245,318	239,286
Deferred Salaries	888,000	828,000
Interest Payable	197,771	189,366
Loan Payable	690,849	180,433
Loans Payable-Related Parties	134,179	23,877
Total current liabilities	2,286,929	1,588,281

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 52,568,790 and 52,568,790 shares,
respectively, issued and outstanding	52,569	52,569
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 4,742,302 and 8,842,302 shares,	4,742	8,842
respectively, issued and outstanding
Additional paid-in capital	3,681,734	4,097,805
Accumulated deficit during the development stage	(2,201,561)	(2,201,561)
Accumulated deficit during the exploration stage	(3,658,736)	(3,459,931)
Total stockholders' deficit	(2,121,252)	(1,502,276)

Total liabilities and stockholders' deficit	$ 165,677	$86,005

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception	From Inception
			Development Stage	Exploration Stage
	For the	For the	(Jan. 7, 1993)	(Feb. 11, 2005)
	Three Months Ended	Three Months Ended	through	through
	Mar. 31, 2010	Mar. 31, 2009	Feb. 10, 2005	Mar. 31, 2010
Revenue	$ 8,900	$ 5,035	$ 13,372	$ 24,953

Operating expenses
Bad Debt Expense	-	-	-	319,000
Depreciation	237	206	35,287	9,988
Dry Hole Cost	-	-	-	88,157
General and administrative	3,052	309	218,930	-
Intangible Drilling Costs	-	-	-	333,206
Officer Wages	60,000	60,000	-	1,287,000
Oil Well Operations Cost	105,443	-	-	233,527
Payroll Expenses	4,590	4,590	213,228	77,753
Professional Fees	12,668	1,435	711,228	-
Rent	-	-	282,410	-
Stock Based Compensation	1,829	-	156,825	360,959
Travel & Entertainment	5,450	88	128,687	41,868
Total operating expenses	193,268	66,627	1,746,595	2,991,460
				-
Loss from operations	(184,368)	(66,627)	(1,733,223)	(2,966,508)

Other income (expenses):
Other income	-	-	120,605	76,118
Forgiveness of Debt	-	-	(122,765)	-
Impairment Loss on Asset	-	-	(442,800)	(328,970)
Interest Expense	(14,437)	(13,865)	(23,379)	(329,376)
Lawsuit Judgment	-	-	-	(110,000)
Total other income (expenses)	(14,437)	(13,865)	(468,339)	(692,228)
				-
Loss before provision for income taxes	(198,805)	(80,492)	(2,201,562)	(3,658,736)
Provision for income taxes	-	-	-	-
				-
Net loss	$ (198,805)	$ (80,492)	$ (2,201,562)	$ (3,658,736)

Basic and diluted loss per common share	$ (0.004)	$ (0.01)	$ (0.28)	$ (0.29)
Basic and diluted weighted average
common shares outstanding	52,568,790	7,583,608	7,762,659	12,655,802

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIT

						Accumulated	Accumulated
					Additional	Deficit Devel-	Deficit Explor-	Total
	Common Stock		Preferred Stock		Paid-in	opment Stage	ation Stage	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Prior to 2-11-05	From 2-11-05	Deficit
Balance at January 7, 1993 (Date of inception)	-	$0	-	$0	$0	$0	$0	$0
Common shares issued to officers & directors for cash, $0.016 per share	2,550	3	-	-	997	-		1,000
Net loss	-	-	-	-	-	(1,000)		(1,000)
Balance at December 31, 1993, 1994, and 1995	2,550	3	-	-	997	(1,000)		-

Common shares cancelled	(2,550)	(3)	-	-	3	-		-
Common shares issued for cash, $0.00 per share	100,000	100	-	-	(90)	-		10
Conversion to preferred stock	(20,000)	(20)	50,000	50	(30)	-		-
Net loss	-	-	-	-	-	(10)		(10)
Balance at December 31, 1996	80,000	80	50,000	50	880	(1,010)		-

Common shares issued relating to spin-out	609	1	-	-	(1)	-		-
Common shares issued for cash, $0.80 per share	1,500	1	-	-	29,999	-		30,000
Common shares issued to officers and directors for cash, $0.685 per share	1,750	2	-	-	29,998	-		30,000
Preferred shares issued to officers and directors for services, $0.04 per share	-	-	750,000	750	29,250	-		30,000
Net loss	-	-	-	-	-	(63,266)		(63,266)
Balance at December 31, 1997	83,859	84	800,000	800	90,126	(64,276)		26,734

Common shares issued for cash, $1.74 per share	390	0	-	-	17,000	-		17,000
Common shares issued to officers and directors for services, $0.004	105,000	105	-	-	10,395			10,500
Conversion of preferred stock	320,000	320	(800,000)	(800)	480	-		-
Net loss	-	-	-	-	-	(33,234)		(33,234)
Balance at December 31, 1998	509,249	509	-	-	118,001	(97,510)		21,000

Cancellation of common stock	(1,850)	(2)	-	-	2	-		-
Preferred shares issued for debt settlement, $3.69 per share	-	-	146,883	147	541,853	-		542,000
Preferred shares issued for services, $3.69 per share	-	-	5,000	5	18,445	-		18,450
Net loss	-	-	-	-	-	(556,309)		(556,309)
Balance at December 31, 1999	507,399	507	151,883	152	678,301	(653,819)		25,141

Preferred shares issued for debt settlement, $3.69 per share	-	-	174,798	175	644,825	-		645,000
Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	-	-	120,000	120	442,680	-		442,800
Preferred shares issued for services, $3.69 per share	-	-	37,500	37	138,338	-		138,375
Net loss	-	-	-	-	-	(914,511)		(914,511)
Balance at December 31, 2000	507,399	507	484,181	484	1,904,144	(1,568,330)		336,805

Net loss	-	-	-	-	-	(584,851)		(584,851)
Balance at December 31, 2001	507,399	507	484,181	484	1,904,144	(2,153,181)		(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0		148,654
Net loss	-	-	-	-	-	(12,371)		(12,371)
Balance at December 31, 2002	507,399	507	3,457,261	3,457	2,049,825	(2,165,552)		(111,763)

Net loss	-	-	-	-	-	(24,215)		(24,215)
Balance, December 31, 2003	507,399	507	3,457,261	3,457	2,049,825	(2,189,767)		(135,978)
Net loss	-	-	-	-	-	(11,794)		(11,794)
Balance, December 31, 2004	507,399	507	3,457,261	3,457	2,049,825	(2,201,561)		(147,772)

Common shares issued for cash, $0.025	16,000	16	-	-	9,984	-	-	10,000
Common shares issued for services, $0.05 per share	10,000	10	-	-	12,490	-	-	12,500
Common shares issued to officers and directors for services, $0.04 per share	20,000	20	-	-	19,980	-	-	20,000
Preferred shares issued to officers and directors for services, $0.40 per share	-	-	450,000	450	179,550	-	-	180,000
Conversion of preferred stock	789,680	790	(1,974,200)	(1,974)	1,185	-	-	-
Issuance of stock options to two officers	-	-	-	-	24,929	-	-	24,929
Net loss	-	-	-	-	-	-	(691,271)	(691,271)
Balance, December 31, 2005	1,343,079	1,343	1,933,061	1,933	2,297,942	(2,201,561)	(691,271)	(591,615)

Common shares issued for cash, $0.05	20,000	20	-	-	24,980			25,000
Conversion of preferred stock	380,677	381	(951,692)	(952)	571	-	-	-
Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	-	24,929
Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	-	54,318
Net Loss	-	-	-	-	-	-	(824,586)	(824,586)
Balance, December 31, 2006	1,743,756	1,744	1,259,923	1,260	2,402,461	(2,201,561)	(1,515,857)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	-	470,000
Common shares issued for notes $0.020	732,000	732	-	-	318,268			319,000
Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	-	93,484
Common shares issued for cash, $0.05	20,000	20	-	-	24,980			25,000
Common shares issued for cash, $0.025	16,000	16	-	-	9,964			9,980
Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	-	374,000
Conversion of preferred stock	270,516	271	(676,289)	(676)	406	-	-	-
Net Loss	-	-	-	-	-	-	(484,269)	(484,269)
Balance, December 31, 2007	2,782,271	2,782	9,545,856	9,546	3,684,601	(2,201,561)	(2,000,126)	(504,759)

Common shares issued relating to reverse stock split (shareholders with less than 25 old shares)	979	1	-	-	(1)	-		-
Conversion of preferred stock	18,785,540	18,786	(1,878,554)	(1,879)	(16,907)	-		-
Net Loss	-	-	-	-	-	-	(365,473)	(365,472)
Balance, December 31, 2008	21,568,790	21,569	7,667,302	7,667	3,667,693	(2,201,561)	(2,365,599)	(870,231)

Common shares issued for cash, $0.002	1,000,000	1,000	-	-	1,000			2,000
Preferred shares issued for cash, $0.075 per share	-	-	200,000	200	14,800	-	-	15,000
Preferred shares issued for cash, $0.182 per share	-	-	275,000	275	49,725			50,000
Preferred shares issued for debt settlement, $0.056 per share	-	-	2,500,000	2,500	137,500	-	-	140,000
Preferred shares issued for debt settlement, $0.21 per share	-	-	1,200,000	1,200	250,800			252,000
Conversion of preferred stock	30,000,000	30,000	(3,000,000)	(3,000)	(27,000)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	3,288	-	-	3,288
Net Loss	-	-	-	-	-	-	(1,094,332)	(1,094,332)
Balance, December 31, 2009	52,568,790	$52,569	8,842,302	$8,842	$4,097,805	($2,201,561)	($3,459,931)	($1,502,276)
Preferred shares issued for cash, $0.20 per share	-	-	25,000	25	4,975	-	-	5,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	14,925			15,000
Preferred Shares Repurchased	-	-	(4,200,000)	(4,200)	(437,800)	-	-	(442,000)
Stock-based compensation expense on stock options	-	-	-	-	1,829	-	-	1,829

Net Loss for 3 months ended Mar. 31, 2010	-	-	-	-	-	-	(198,805)	(198,805)
Balance, Mar. 31, 2010	52,568,790	$52,569	4,742,302	$4,742	$3,681,734	($2,201,560)	($3,658,736)	($2,121,252)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception	From Inception
			Development Stage	Exploration Stage
	For the	For the	(Jan. 7, 1993)	(Feb. 11, 2005)
	Three Months Ended	Three Months Ended	through	through
	Mar. 31, 2010	Mar. 31, 2009	Feb. 10, 2005	Mar. 31, 2010

Cash flows from operating activities:
Net loss	$ (198,805)	$ (80,492)	$ (2,202,562)	$ (3,658,736)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	237	206	35,287	9,987
Stock Based Compensation	1,829	-	(61,635)	579,419
Impairment Loss	-	-	442,800	452,090
Bad Debt Expense	-	-		319,000
Changes in operating assets and liabilities:				-
Accounts Payable	(1,097)	-	74,857	(58,367)
Advances	-	-	-	-
Judgment payable	6,032	5,460	-	245,318
Interest Payable	8,405	8,405	23,079	174,692
Payroll Liabilities	4,590	4,590	37,268	77,753
Deferred Salaries	60,000	60,000	-	888,000
Net cash used by operating activities	(118,809)	(1,832)	(1,650,906)	(970,844)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(41,718)	(4,737)
Issuance of promissory notes	-	-	-	(326,500)
Investment in oil and gas properties	(67,500)	(15,000)	-	(580,639)
Net cash used by investing activities	(67,500)	(15,000)	(41,718)	(911,876)

Cash flows from financing activities:
Proceeds from issuance of notes payable	510,416	-	-	991,151
Proceeds from issuance of common stock	-	-	112,970	366,520
Proceeds from issuance of preferred stock	(422,000)	15,000	1,559,654	347,318
Proceeds on borrowings from related parties	110,302	1,931	20,000	205,178
Net cash provided by financing activities	198,718	16,931	1,692,624	1,910,167

Net increase in cash	12,409	99	-	27,447

Cash, beginning of period	15,038	115	-	-

Cash, end of period	$ 27,447	$ 214	$ -	$ 27,447

FRIENDLY ENERGY EXPLORATION

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – March 31, 2010

1.

DESCRIPTION OF BUSINESS AND HISTORY

Friendly Energy Corp., Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993 under the name Eco-Systems Marketing.  The company was originally in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market.  The Company is now in the business of oil and gas exploration and operations.  In 2009, the Company acquired four oil and gas leases in central Texas totaling 1,036 acres with twenty-five wells.  In the first quarter of 2010, the Company acquired a fifth oil and gas lease in Central Texas totally 1,000 acres with twenty-four wells

The Company is considered an exploration stage company in accordance with by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.  The Company entered the oil and gas exploration business in February 2005, so the cumulative columns in the financial statements include activities for the development stage prior to February 2005 and for the exploration stage beginning February 2005.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern – The Company incurred net losses of $3,658,736 from the period of February 1, 2005 (date of entering the oil and gas exploration business) through March 31, 2010 and has commenced its operations on a limited basis. The Company is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Revenue recognition – The Company has had revenues of $24,953 to date from its operations.  Revenue is recognized as it is received.

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

The Company’s financial instruments consist principally of cash, notes receivable, investment, accounts payable, payroll tax liabilities, judgment payable, deferred salaries, interest payable, loans payables, and amounts due to related parties.   Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

3.

 OIL & GAS PROPERTIES

	March 31, 2010 $	December 31, 2009 $
Oil & Gas Properties - Unproved
Panther Lease	15,000	15,000
Byler Lease	33,650	33,650
Mud Creek Lease	10,000	10,000
Hutchins Lease	2,400	2,400
South Thrifty Lease	67,500	-
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	457,520	390,020
Impairment	(328,970)	(328,970)
Total oil & gas properties	128,550	61,050

Byler Lease – In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  The property totals 372 acres and consists of 17 wells.  The Company remits a 22% royalty payment.  As at March 31, 2010, there was production on the property from two wells.

Hutchins Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $2,400.  The property totals 194 acres.  Upon production, the Company will remit a 15.125% royalty payment.  As at March 31, 2010, there was no production on the property.

Mud Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  The property totals 355 acres.  Upon production, the Company will remit a 22% royalty payment with production expected to commence by July 2010.  As at March 31, 2010, there was no production on the property.

Panther Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  The property totals 155 acres.  The Company remits a 22% royalty payment.  As at March 31, 2010, there was production on the property from four wells.

South Thrifty Lease - In the first quarter of 2010, the Company purchased, through its wholly-owned subsidiary, a 50% interest in oil and gas properties in central Texas for $67,500.  The property totals 1,000 acres.  The Company remits approximately a 22% royalty payment (the royalty payment varies for the wells).  As at March 31, 2010, there was production on the property from fourteen wells.

Note that the Red Oak Project, Talpa Project and West Peach Project were impaired in 2009.  These projects were not generating income and are unlikely to generate future revenues.

4.

PROPERTY & EQUIPMENT

Property and equipment consist of the following as of March 31, 2010 and 2009:

	March 31, 2010 $	March 31, 2009 $
Furniture and fixtures	20,102	20,102
Computers and equipment	26,353	25,726
	46,455	45,828
Less: accumulated depreciation	(45,274)	(44,389)
Net Furniture, fixtures, computers & equipment	1,181	1,439

5.

RELATED PARTY TRANSACTIONS

In the first quarter of 2010, the officers agreed with the Company to defer their salaries totaling $60,000, see note 7.

As of March 31, 2010 and 2009, loans payable from related parties consists of the following:

	March 31, 2010 $	March 31, 2009 $
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	134,179	30,279

6.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $115,021 and $101,199 for the quarters ended March 31, 2010 and 2009, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $73,163 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $888,000 and 648,000 for the quarters ended March 31, 2010 and 2009, respectively.

The company has accrued interest in the amount of $197,771 and $153,102 for the quarters ended March 31, 2010 and 2009, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

The company increased its borrowings from another company and from a related party in the first quarter of 2010 through the repurchase of preferred shares.

7.

COMMON SHARES

Common Shares:  During the quarter ended March 31, 2010, the Company did not issue any common shares.

Preferred Shares: Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to twenty shares of common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

a)

On January 29, 2010, the Company issued 25,000 preferred shares for proceeds of $5,000.

b)

On February 16, 2010, the Company issued 75,000 preferred shares to a related party for proceeds of $15,000.

c)

On March 31, 2010, the Company repurchased 4,200,000 preferred shares for promissory notes totally $422,000.

8.

STOCK OPTIONS

On July 24, 2009, the Company granted 1,500,000 options under the Company’s Stock Option Plan to management and directors of the Company, with an exercise price of $0.005 per option.  Under the terms of the issuance of the options, 750,000 options vest on January 24, 2010 (six months from the date of issuance) and 750,000 options vest on July 24, 2010 (one year from the date of issuance).  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 3.50%, expected volatility of 353%, an expected option life of 10 years and no expected dividends. The weighted average fair value of options granted was $0.005 per option. During the quarter ended March 31, 2010, stock-based compensation expense of $1,829 was charged to operations.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2007 and 2008	400,000	0.55

Granted	1,500,000	0.005

Balance – March 31, 2010	1,900,000	0.12	9.01	–

Additional information regarding stock options as of March 31, 2010, is as follows:

Number of Options	Exercise Price $	Expiry Date

40,000	1.25	April 20, 2015
60,000	1.56	September 28, 2016
300,000	0.25	December 27, 2017
1,500,000	0.005	July 23, 2019

1,900,000

A summary of the status of the Company’s non-vested stock options as of March 31, 2010 are presented below:

	Stock Options #	Weighted Average Grant Date Fair Value $

Non-vested, December 31, 2007 and 2008	–	–
Granted	1,500,000	0.005

Non-vested, March 31, 2010	750,000	0.005

As of March 31, 2010, the Company had $2,382 of unrecognized compensation expense relating to unvested options.

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

10.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.  The transaction has been recorded on the financial statements along with accrued interest of $135,318.  The total of $245,318 is reported in the liability section of the balance sheet.

11.

SUBSEQUENT EVENTS

In accordance with ASC 855, we have evaluated subsequent events through our audit issuance date, and did not have any material recognizable subsequent events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

Our primary focus is on acquiring leases and wells in established oil fields to minimize risk. We expect to build share value through revenue from oil & gas wells.  The Company has acquired five oil & gas leases on 2,036 acres in Central Texas, including 48 producing and shut-in wells.  There are also 13 plugged wells that are candidates for reentry.  Approximately 1,100 acres are in defined oil & gas fields.  These fields have several proven oil and gas zones, which enhances our potential production.  There are many opportunities for in-fill drilling.  The Company has leased a pulling rig to do its own work over on its wells.  The Company plans to acquire additional leases.

Mission

Friendly Energy Exploration engages in the acquisition, exploration, development and operation of oil and gas properties in the United States. Our primary focus is on acquiring leases and wells in established oil fields to minimize risk. The Company expects to build share value through revenue from oil and gas wells.

The Company was founded in 1993. It was originally an Energy Service Provider (ESP) for electricity in California after the State deregulated power. A few years later California reversed course and put ESPs out of business. It then began marketing cogeneration equipment to companies concerned about high electricity prices and brownouts. For several years the Company was dormant and then in 2005 began investing in oil and gas joint ventures.

The Company has recently found a niche market acquiring leases in established, low risk oil fields which have been poorly operated and shut-in.  During 2009, the acquisition program was very successful.  Four leases were acquired in Central Texas totaling 1,036 acres, including 25 producing and shut-in wells.  There are also 13 plugged wells that are candidates for reentry.  Approximately 560 acres are in defined oil & gas fields.  These fields have several proven oil and gas zones, which enhances our potential production.  There are many opportunities for in-fill drilling.  Allowed well spacing is 5 acres for shallow wells (approximately 1,200 feet) and 10 acre spacing for deeper wells (approximately 2,600 feet).  Then, in the first quarter of 2010, the Company acquired a fifth lease totaling approximately 1,000 acres.  The Company is a registered, “bonded” operator in Texas (Operator No. 286572). Therefore, we are in full control of all operations.

The Company is a fully reporting public company. It is currently listed on Pink Sheets with symbol “FEGR”. It was listed on the Bulletin Board before it became dormant. All SEC filings have been submitted and all SEC comments have been answered.

Our Oil and Gas Property

There are several oil & gas zones underlying the five leases in Central Texas.  The wells are mostly completed as Fry or Gray Sands wells at a depth of approximately 1,200 feet.  Four wells are completed in the Marble Falls sands at a depth of approximately 2,700 feet.  None of the wells on the leases were completed in the Caddo gas zone, which is approximately 300 feet below the Fry Sands; we may want to recomplete some of the Fry wells as Caddo wells.  About one-half mile from our Panther Creek lease, a Caddo well was completed last year with an initial potential of 14 BBL/day and 150 MCF/day.  And, none of our wells have been completed in the Barnett Shale gas zone, which lies a little below the Marble Falls zone; this zone has not been explored much in Brown County.

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

South Thrifty Lease: The South Thrifty lease totals 1,000 acres of which approximately 54% is in defined oil fields.  There are five Chappel Reef and Ellenberger oil wells and 18 Chappel Reef gas wells.  There is also a water injection well.  Eighteen of the wells are currently producing.  The other six wells need some work.  One of the wells had an initial potential of 792 barrels per day.  Because cheap, used casing was installed, the casing developed a hole after a short time and production was reduced to 50 barrels per day.  There is very good potential for in-field drilling.  The South Thrifty lease has five tank farms.

Quarterly Developments

During the first quarter of 2010, the Company acquired a fifth oil & gas lease on 1,000 acres in Central Texas, including 23 producing and shut-in wells.  Approximately 540 acres are in defined oil & gas fields.  As with our other leases, this lease has several proven oil and gas zones and has many opportunities for in-fill drilling. All five of our leases are within five miles of each other in Brown County, Texas.

Also during the first quarter of 2010, the Company leased a pulling rig so that we can work-over our wells more efficiently.  The pulling rig is capable of working on wells up to 5,000 feet deep.  Currently our deepest wells are less than 3,000 feet.

With the help of the leased pulling rig, we were able to bring twenty of our 48 wells back into production by the end of the first quarter.

Future Plans

During the remainder of 2010, we plan to rework the remaining wells.  We are estimating that nine of the wells will be uneconomic, and that we will have a total of 39 productive wells by the end of the year.  Also, we will be doing further work on a number of wells to increase production.  For example, we plan to acidize a number of the wells under pressure.  We have already done this with one of our wells and had a significant increase in production.

Also in the remainder of 2010, we plan to drill at least two “in-fill” wells on the leases. Drilling and completing a Fry well will cost $170,000 to $200,000. Drilling and completing a Marble Falls or Chappel Reef well will cost $280,000 to $330,000.  And, the Company plans to acquire additional leases.

Governmental Regulations and the Cost of Compliance

We are an independent crude oil and natural gas exploration company. Federal, state and local laws and regulations have been enacted regulating the industry which creates liability for certain environmental contamination. Environmental laws regulate, among other things, the transportation, storage, and handling of oil and gas products. Governmental regulations govern matters such as the protection of fresh water sources, both surface and subsurface, remediation of soil and water contamination resulting from business operations or accidents, disposal of residual chemical wastes, operating procedures, waste water discharges, air emissions, fire protection, worker and community right-to-know and emergency response plans. Moreover, so-called “toxic tort” litigation has increased markedly in recent years as persons allegedly injured by chemical contamination seek recovery for personal injuries or property damage. These legal developments present a risk of liability should we be deemed to be responsible for contamination or pollution caused or increased by any activities we undertake, or for an accident which occurs in the course of such activities. There can be no assurance that we will establish policies and implement the proper procedures for complying with environmental regulations will be effective at preventing us from incurring a substantial environmental liability. If we were to incur a substantial uninsured liability for environmental damage, our financial condition could be materially adversely affected.

Environmental Laws and Regulations

Our anticipated operations will be subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on specified lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Employees; Identification of Certain Significant Employees

As of March 31, 2010, we have no significant employees other than Douglas Tallant, our President and Director, and Donald Trapp, our Secretary, Treasurer and Director.  We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

Cash Requirements

Our cash on hand as of March 31, 2010 is $27,447. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

The failure to secure any necessary outside funding could have an adverse affect on our development and results there from and a corresponding negative impact on shareholder liquidity.

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

We realized $8,900 in revenue from operations in the first quarter of 2010.  In the first quarter of 2009, we received $5,035 in revenue.  During the first quarter of 2010, the loss from operations is $184,368 (2009 - $66,627). This increase in loss was due primarily to oil well operations costs for reworking oil wells of the Central Texas leases and for upgrading and repairing infrastructure on the leases.  From February 11, 2005 (inception of oil and gas exploration operations) to March 31, 2010, Friendly Energy Exploration has incurred cumulative net operating losses of $2,966,508.

Liquidity and Capital Resources

Overview

For the quarter ended March 31, 2010, we had total assets of $165,677, compared to $86,005 total assets for the period ending December 31, 2009.  The increase in assets was due to the investment in the South Thrifty lease.  We believe these assets, which include 48 producing or shut-in oil wells, are worth substantially more than we paid for them.  We have brought twenty of the wells back into production by the end of the first quarter of 2010, and have started rework on the remaining wells.

For the quarter ended March 31, 2010, we had current liabilities of $2,286,929, which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loans payable. At December 31, 2009 we had current liabilities of $1,588,281.  The main reason for the increase was the repurchase of 4,200,000 preferred shares by the Company for promissory notes.  The repurchase was agreed to by the owners of the preferred shares in order to reduce the total number of shares outstanding, which will make the Company’s shares more attractive to investors.  The increase in liabilities was also due to deferred salaries.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common or preferred shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

 Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due to the material weaknesses resulting from not having an independent Audit Committee, not maintaining appropriate cash conterols, and not implementing appropriate information technology controls. Please refer to our Annual Report on Form 10-K/A as filed with the SEC on June 17, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

None.

2.

Convertible Securities:

100,000 preferred shares were sold for $20,000 cash during the first quarter of 2010.

3.

Outstanding Warrants:

None.

4.

Sales of Equity Securities for Cash:

None.

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

 OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01a	Restated Articles of Incorporation	Filed with the SEC on April 14, 2008 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
10.01	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.02	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Donald Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.03	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.04	Promissory Note dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.05	Promissory Note dated March 31, 2010 between the Registrant and Donald L. Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.06	Promissory Note dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIENDLY ENERGY EXPLORATION

Dated: June 17, 2010

By:

 /s/ Douglas Tallant

Douglas Tallant

President and CEO