Form 10-Q
period 2010-06-30
FRIENDLY ENERGY EXPLORATION
filed 2010-08-16
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010, there were 59,068,790 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

	Jun. 30, 2010	Dec. 31, 2009

ASSETS

Current assets
Cash and cash equivalents	$ 1,211	$ 15,038
Accounts Receivable	64,468	-
Total current assets	65,679	15,038
Property and equipment - net	4,927	1,418
Other Assets
Oil and Gas Properties - unproved	128,550	61,050
Notes receivable	7,500	7,500
Investment - Subsidiary	1,000	1,000
Total other assets	137,050	69,550

Total Assets	$207,656	$ 86,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 63,646	$ 16,888
Other Liabilities
Payroll Tax Liabilities	119,611	110,431
Judgment payable	251,502	239,286
Deferred Salaries	948,000	828,000
Interest Payable	206,176	189,366
Loan Payable	909,422	180,433
Loans Payable-Related Parties	147,443	23,877
Total other liabilities	2,582,153	1,571,392

Total Liabilities	$2,645,799	$1,588,281

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 59,068,790 and 52,568,790 shares,
respectively, issued and outstanding	59,069	52,569
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 4,242,302 and 4,742,302 shares,	4,242	8,842
respectively, issued and outstanding
Additional paid-in capital	3,699,166	4,097,805
Accumulated deficit during the development stage	(2,201,561)	(2,201,561)
Accumulated deficit during the exploration stage	(3,999,059)	(3,459,931)
Total stockholders' deficit	(2,438,143)	(1,502,276)

Total liabilities and stockholders' deficit	$207,656	$ 69,116

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

					From Inception	From Inception
					Development Stage	Exploration Stage
	For the	For the	For the	For the	(Jan. 7, 1993)	(Feb. 11, 2005)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	through	through
	Jun. 30, 2010	Jun. 30, 2009	Jun. 30, 2010	Jun. 30, 2009	Feb. 10, 2005	Jun. 30, 2010

Revenue	$ 21,672	$ -	$ 30,573	$ -	$ 13,372	$46,625

Operating expenses
Bad Debt Expense	-		-	-	-	319,000
Depreciation	292	206	529	411	35,287	10,279
Dry Hole Cost	-	-	-	-	-	88,157
General and administrative	4,191	355	7,243	663	218,930	4,191
Intangible Drilling Costs	-	-	-	-	-	333,206
Officer Wages	60,000	60,000	120,000	120,000	-	1,347,000
Oil Well Operations Cost	219,360	-	318,498	-	-	446,582
Payroll Expenses	4,590	4,590	9,180	9,180	213,228	82,343
Professional Fees	19,231	2,625	31,899	4,060	711,228	19,231
Rent	-	-	-	-	282,410	-
Stock Based Compensation	1,931	-	3,760	-	156,825	362,890
Travel & Entertainment	11,867	115	17,317	203	128,687	53,735
Total operating expenses	321,461	67,891	508,425	134,518	1,746,595	3,306,617
						-
Loss from operations	(299,789)	(67,891)	(477,852)	(134,518)	(1,733,223)	(3,259,992)

Other income (expenses):
Other income	-	-	-	-	120,605	76,118
Forgiveness of Debt	-	-	-	-	(122,765)	-
Impairment Loss on Asset	-	-	-	-	(442,800)	(328,970)
Interest Expense	(46,839)	(14,003)	(61,276)	(27,868)	(23,379)	(376,215)
Lawsuit Judgment	-	-	-	-	-	(110,000)
Total other income (expenses)	(46,839)	(14,003)	(61,276)	(27,868)	(468,339)	(739,067)
						-
Loss before provision for income taxes	(346,628)	(81,894)	(539,128)	(162,386)	(2,201,562)	(3,999,059)
Provision for income taxes	-	-	-	-	-	-
						-
Net loss	$(346,628)	$ (81,894)	$(539,128)	$(162,386)	$(2,201,562)	$ (3,999,059)

Basic and diluted loss per common share	$ (0.007)	$(0.004)	$ (0.01)	$ (0.01)	$ (0.28)	$(0.28)

Basic and diluted weighted average
common shares outstanding	52,929,901	21,568,790	52,748,348	21,568,790	7,762,659	14,486,352

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIT

						Accumulated	Accumulated
					Additional	Deficit Devel-	Deficit Explor-	Total
	Common Stock		Preferred Stock		Paid-in	opment Stage	ation Stage	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Prior to 2-11-05	From 2-11-05	Deficit
Balance at January 7, 1993 (Date of inception)	-	$0	-	$0	$0	$0	$0	$0
Common shares issued to officers & directors for cash, $0.016 per share	2,550	3	-	-	997	-		1,000
Net loss	-	-	-	-	-	(1,000)		(1,000)
Balance at December 31, 1993, 1994, and 1995	2,550	3	-	-	997	(1,000)		-

Common shares cancelled	(2,550)	(3)	-	-	3	-		-
Common shares issued for cash, $0.00 per share	100,000	100	-	-	(90)	-		10
Conversion to preferred stock	(20,000)	(20)	50,000	50	(30)	-		-
Net loss	-	-	-	-	-	(10)		(10)
Balance at December 31, 1996	80,000	80	50,000	50	880	(1,010)		-

Common shares issued relating to spin-out	609	1	-	-	(1)	-		-
Common shares issued for cash, $0.80 per share	1,500	1	-	-	29,999	-		30,000
Common shares issued to officers and directors for cash, $0.685 per share	1,750	2	-	-	29,998	-		30,000
Preferred shares issued to officers and directors for services, $0.04 per share	-	-	750,000	750	29,250	-		30,000
Net loss	-	-	-	-	-	(63,266)		(63,266)
Balance at December 31, 1997	83,859	84	800,000	800	90,126	(64,276)		26,734

Common shares issued for cash, $1.74 per share	390	0	-	-	17,000	-		17,000
Common shares issued to officers and directors for services, $0.004	105,000	105	-	-	10,395			10,500
Conversion of preferred stock	320,000	320	(800,000)	(800)	480	-		-
Net loss	-	-	-	-	-	(33,234)		(33,234)
Balance at December 31, 1998	509,249	509	-	-	118,001	(97,510)		21,000

Cancellation of common stock	(1,850)	(2)	-	-	2	-		-
Preferred shares issued for debt settlement, $3.69 per share	-	-	146,883	147	541,853	-		542,000
Preferred shares issued for services, $3.69 per share	-	-	5,000	5	18,445	-		18,450
Net loss	-	-	-	-	-	(556,309)		(556,309)
Balance at December 31, 1999	507,399	507	151,883	152	678,301	(653,819)		25,141

Preferred shares issued for debt settlement, $3.69 per share	-	-	174,798	175	644,825	-		645,000
Issuance of stock related to merger with Friendly Energy Services, Inc., $3.69 per share	-	-	120,000	120	442,680	-		442,800
Preferred shares issued for services, $3.69 per share	-	-	37,500	37	138,338	-		138,375
Net loss	-	-	-	-	-	(914,511)		(914,511)
Balance at December 31, 2000	507,399	507	484,181	484	1,904,144	(1,568,330)		336,805

Net loss	-	-	-	-	-	(584,851)		(584,851)
Balance at December 31, 2001	507,399	507	484,181	484	1,904,144	(2,153,181)		(248,046)

Preferred shares issued for debt settlement, $3.69 per share	0	0	2,973,080	2,973	145,681	0		148,654
Net loss	-	-	-	-	-	(12,371)		(12,371)
Balance at December 31, 2002	507,399	507	3,457,261	3,457	2,049,825	(2,165,552)		(111,763)

Net loss	-	-	-	-	-	(24,215)		(24,215)
Balance, December 31, 2003	507,399	507	3,457,261	3,457	2,049,825	(2,189,767)		(135,978)

Net loss	-	-	-	-	-	(11,794)		(11,795)
Balance, December 31, 2004	507,399	507	3,457,261	3,457	2,049,825	(2,201,561)		(147,773)

Common shares issued for cash, $0.025	16,000	16	-	-	9,984	-	-	10,000
Common shares issued for services, $0.05 per share	10,000	10	-	-	12,490	-	-	12,500
Common shares issued to officers and directors for services, $0.04 per share	20,000	20	-	-	19,980	-	-	20,000
Preferred shares issued to officers and directors for services, $0.40 per share	-	-	450,000	450	179,550	-	-	180,000
Conversion of preferred stock	789,680	790	(1,974,200)	(1,974)	1,185	-	-	-
Issuance of stock options to two officers	-	-	-	-	24,929	-	-	24,929
Net loss	-	-	-	-	-	-	(691,271)	(691,271)
Balance, December 31, 2005	1,343,079	1,343	1,933,061	1,933	2,297,942	(2,201,561)	(691,271)	(591,615)

Common shares issued for cash, $0.05	20,000	20	-	-	24,980			25,000
Conversion of preferred stock	380,677	381	(951,692)	(952)	571	-	-	-
Issuance of stock options to 2 officers (2nd half vested)	-	-	-	-	24,929	-	-	24,929
Preferred shares issued for debt settlement, $0.195 per share	-	-	278,554	279	54,039	-	-	54,318
Net Loss	-	-	-	-	-	-	(824,586)	(824,586)
Balance, December 31, 2006	1,743,756	1,744	1,259,923	1,260	2,402,461	(2,201,561)	(1,515,857)	(1,311,954)

Preferred shares issued for debt settlement, $0.090 per share	-	-	5,222,222	5,222	464,778	-	-	470,000
Common shares issued for notes $0.020	732,000	732	-	-	318,268			319,000
Issuance of stock options to 2 officers (vested)	-	-	-	-	93,484	-	-	93,484
Common shares issued for cash, $0.05	20,000	20	-	-	24,980			25,000
Common shares issued for cash, $0.025	16,000	16	-	-	9,964			9,980
Preferred shares issued to officers and directors for services, $0.10 per share	-	-	3,740,000	3,740	370,260	-	-	374,000
Conversion of preferred stock	270,516	271	(676,289)	(676)	406	-	-	-
Net Loss	-	-	-	-	-	-	(484,269)	(484,269)
Balance, December 31, 2007	2,782,271	2,782	9,545,856	9,546	3,684,601	(2,201,561)	(2,000,126)	(504,759)

Common shares issued relating to reverse stock split (shareholders with less than 25 old shares)	979	1	-	-	(1)	-		-
Conversion of preferred stock	18,785,540	18,786	(1,878,554)	(1,879)	(16,907)	-		-
Net Loss	-	-	-	-	-	-	(365,473)	(365,473)
Balance, December 31, 2008	21,568,790	21,569	7,667,302	7,667	3,667,693	(2,201,561)	(2,365,599)	(870,232)

Common shares issued for cash, $0.002	1,000,000	1,000	-	-	1,000			2,000
Preferred shares issued for cash, $0.075 per share	-	-	200,000	200	14,800	-	-	15,000
Preferred shares issued for cash, $0.182 per share	-	-	275,000	275	49,725			50,000
Preferred shares issued for debt settlement, $0.056 per share	-	-	2,500,000	2,500	137,500	-	-	140,000
Preferred shares issued for debt settlement, $0.21 per share	-	-	1,200,000	1,200	250,800			252,000
Conversion of preferred stock	30,000,000	30,000	(3,000,000)	(3,000)	(27,000)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	3,288	-	-	3,288
Net Loss	-	-	-	-	-	-	(1,094,332)	(1,094,332)
Balance, December 31, 2009	52,568,790	$52,569	8,842,302	$8,842	$4,097,805	($2,201,561)	($3,459,931)	($1,502,276)

Preferred shares issued for cash, $0.20 per share	-	-	25,000	25	4,975	-	-	5,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	14,925			15,000
Preferred Shares Repurchased	-	-	(4,200,000)	(4,200)	(437,800)	-	-	(442,000)
Common shares issued for cash, $0.0075	1,000,000	500	-	-	7,000			7,500

Common shares issued for cash, $0.028	500,000	1,000	-	-	13,000			14,000
Conversion of preferred stock	5,000,000	5,000	(500,000)	(500)	(4,500)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	3,761	-	-	3,761
Net Loss for 6 months ended Jun. 30, 2010	-	-	-	-	-	-	(539,128)	(539,128)
Balance, Jun. 30, 2010	59,068,790	$59,069	4,242,302	$4,242	$3,699,166	($2,201,561)	($3,999,059)	($2,438,143)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

					From Inception	From Inception
					Development Stage	Exploration Stage
	For the	For the	For the	For the	(Jan. 7, 1993)	(Feb. 11, 2005)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	through	through
	Jun. 30, 2010	Jun. 30, 2009	Jun. 30, 2010	Jun. 30, 2009	Feb. 10, 2005	Jun. 30, 2010

Cash flows from operating activities:
Net loss	$ (346,628)	$(81,894)	$ (539,128)	$ (162,386)	$ (2,202,562)	$ (3,999,059)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	325	206	562	411	35,287	10,312
Stock Based Compensation	1,931		3,760		(61,635)	581,350
Impairment Loss	-	-	-	-	442,800	452,090
Bad Debt Expense	-	-	-	-	-	319,000
Changes in operating assets and liabilities:
Accounts Receivable	(64,468)	-	(64,468)	-	-	(64,468)
Accounts Payable	54,159	-	46,757	-	74,857	(10,513)
Advances	-	-	-	-	-	-
Judgment payable	6,184	5,598	12,216	11,058	-	251,502
Interest Payable	8,405	8,405	16,810	16,810	23,079	183,097
Payroll Liabilities	4,590	4,590	9,180	9,180	37,268	82,343
Deferred Salaries	60,000	60,000	120,000	120,000	-	948,000
Net cash used by operating activities	(275,501)	(3,095)	(394,311)	(4,927)	(1,650,906)	(1,246,346)

Cash flows from investing activities:
Purchase of property and equipment	(4,072)	-	(4,072)	-	(41,718)	(8,809)
Issuance of promissory notes	-	-	-	-	-	(326,500)
Investment in oil and gas properties	-	-	(67,500)	-	-	(580,639)
Net cash used by investing activities	(4,072)	-	(71,572)	(15,000)	(41,718)	(915,948)

Cash flows from financing activities:
Proceeds from issuance of notes payable	224,905	-	728,990	-	-
Proceeds from issuance of common stock	21,500	-	21,500	-	112,970	388,020
Proceeds from issuance of preferred stock	-	-	(422,000)	15,000	1,559,654	347,318
Proceeds on borrowings from related parties	13,264	2,963	123,566	4,894	20,000	218,442
Net cash provided by financing activities	259,669	2,963	452,055	19,894	1,692,624	2,163,504

Net increase in cash	(19,904)	(132)	(13,827)	(33)	-	1,211

Cash, beginning of period	21,115	214	15,038	115	-	-

Cash, end of period	$ 1,211	$83	$ 1,211	$83	$-	$1,211

FRIENDLY ENERGY EXPLORATION

 (AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – June 30, 2010

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern – The Company incurred net losses of $3,999,059 from the period of February 11, 2005 (date of entering the oil and gas exploration business) through June 30, 2010 and has commenced its operations on a limited basis. The Company is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

3.

 OIL & GAS PROPERTIES

	June 30, 2010 $	December 31, 2009 $
Oil & Gas Properties - Unproved
Panther Lease	15,000	15,000
Byler Lease	33,650	33,650
Mud Creek Lease	10,000	10,000
Hutchins Lease	2,400	2,400
South Thrifty Lease	67,500	-
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	457,520	390,020
Impairment	(328,970)	(328,970)
Total oil & gas properties	128,550	61,050

Byler Lease – In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  The property totals 372 acres and consists of 17 wells.  The Company remits a 22% royalty payment.  As at June 30, 2010, there was production on the property from three wells.  Four additional wells are waiting for equipment before production begins.

Hutchins Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $2,400.  The property totals 194 acres.  Upon production, the Company will remit a 15.125% royalty payment.  As at June 30, 2010, there was no production on the property.

Mud Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  The property totals 355 acres.  Upon production, the Company will remit a 22% royalty payment with production expected to commence by July 2010.  As at June 30, 2010, there was no production on the property.

Panther Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  The property totals 155 acres.  The Company remits a 22% royalty payment.  As at June 30, 2010, there was production on the property from seven wells.

South Thrifty Lease - In the first quarter of 2010, the Company purchased, through its wholly-owned subsidiary, a 50% interest in oil and gas properties in central Texas for $67,500.  The property totals 1,000 acres.  The Company remits approximately a 22% royalty payment (the royalty payment varies for the wells).  As at June 30, 2010, there was production on the property from nineteen wells.

4.

PROPERTY & EQUIPMENT

Property and equipment consist of the following as of June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Furniture and fixtures	$21,980	$20,102
Computers and equipment	$28,548	$25,727
	$50,528	$45,829
Less: accumulated depreciation	$ (45,601)	$ (44,597)
Net Furniture, fixtures, computers & equipment	$ 4,927	$ 1,233

5.

RELATED PARTY TRANSACTIONS

In the first quarter of 2010, the officers agreed with the Company to defer their salaries totaling $60,000, see note 7.

As of June 30, 2010 and 2009, loans payable from related parties consists of the following:

	June 30, 2010	June 30, 2009
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$ 147,443	$33,175

6.

OTHER LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $119,611 and $105,789 for the quarters ended June 30, 2010 and 2009, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $82,343 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $948,000 and 708,000 for the quarters ended June 30, 2010 and 2009, respectively.

The company has accrued interest in the amount of $206,176 and $161,507 for the quarters ended June 30, 2010 and 2009, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

The company increased its borrowings from another company and from a related party in the first quarter of 2010 through the repurchase of preferred shares.

7.

COMMON SHARES

Common Shares:  During the quarter ended June 30, 2010, the Company issued 1,500,000 common shares.

a)

On June 25, 2010, the Company issued 1,000,000 common shares for proceeds of $7,500.

b)

On June 25, 2010, the Company issued 500,000 common shares for proceeds of $14,000.

Preferred Shares: Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to twenty shares of common stock.  The board of directors has not specified any other rights or privileges with respect to the preferred stock.

8.

STOCK OPTIONS

On July 24, 2009, the Company granted 1,500,000 options under the Company’s Stock Option Plan to management and directors of the Company, with an exercise price of $0.005 per option.  Under the terms of the issuance of the options, 750,000 options vest on January 24, 2010 (six months from the date of issuance) and 750,000 options vest on July 24, 2010 (one year from the date of issuance).  The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 3.50%, expected volatility of 353%, an expected option life of 10 years and no expected dividends. The weighted average fair value of options granted was $0.005 per option. During the quarter ended June 30, 2010, stock-based compensation expense of $1,931was charged to operations.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2007 and 2008	400,000	0.55

Granted	1,500,000	0.005

Balance – June 30, 2010	1,900,000	0.12	9.01	–

Additional information regarding stock options as of June 30, 2010, is as follows:

Number of Options	Exercise Price $	Expiry Date

40,000	1.25	April 20, 2015
60,000	1.56	September 28, 2016
300,000	0.25	December 27, 2017
1,500,000	0.005	July 23, 2019

1,900,000

A summary of the status of the Company’s non-vested stock options as of June 30, 2010 are presented below:

	Stock Options #	Weighted Average Grant Date Fair Value $

Non-vested, December 31, 2007 and 2008	–	–
Granted	1,500,000	0.005

Non-vested, June 30, 2010	750,000	0.005

As of June 30, 2010, the Company had $452 of unrecognized compensation expense relating to unvested options.

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

10.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.  The transaction has been recorded on the financial statements along with accrued interest of $141,502.  The total of $251,502 is reported in the liability section of the balance sheet.

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

The Company has recently found a niche market acquiring leases in established, low risk oil fields which have been poorly operated and shut-in.  During 2009, the acquisition program was very successful.  Four leases were acquired in Central Texas totaling 1,036 acres, including 25 producing and shut-in wells.  There are also 13 plugged wells that are candidates for reentry.  Approximately 560 acres are in defined oil & gas fields.  These fields have several proven oil and gas zones, which enhances our potential production.  There are many opportunities for in-fill drilling.  Allowed well spacing is 5 acres for shallow wells (approximately 1,200 feet) and 10 acre spacing for deeper wells (approximately 2,600 feet).  Then, in the first quarter of 2010, the Company acquired a fifth lease totaling approximately 1,000 acres including 245 producing and shut-in wells.  Approximately 540 acres of this leases are in defined oil & gas fields.  The Company is a registered, “bonded” operator in Texas (Operator No. 286572). Therefore, we are in full control of all operations.

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

Panther Creek Lease: The Panther Creek lease totals 115 acres of which approximately 70% is in a defined Fry Sand oil field. Of the 13 wells, one is a water supply well, three are water injection wells and nine are Fry wells. The water supply well is 2,885 feet deep; we expect to recomplete as a Marble Falls well or possibly a Barnett Shale well. The original Fry well is 2,860 feet deep; we expect to recomplete as a Marble Falls well or possibly a Barnett Shale well. It may be feasible to recomplete some of the other Fry wells in the Caddo or Marble Falls. Panther Creek has a 630 barrel tank farm and infrastructure work is completed.

Byler Lease: The Byler lease totals 372 acres of which approximately 57% is in a defined Fry Sand oil field. Of the 17 wells, two are water injection wells, 11 are Fry wells and four are Marble Falls wells. Of the Fry wells, we expect to rework only six, because the others will probably be uneconomic to rework. Of the Marble Falls wells, we expect to rework three, because one had a tool dropped down the hole and will probably be uneconomic to rework. It may be feasible to drill some of the Fry wells deeper and recomplete in the Caddo or Marble Falls. One new tank farm has been completed.  A second tank farm is nearly completed.

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

South Thrifty Lease: The South Thrifty lease totals 1,000 acres of which approximately 54% is in defined oil fields.  There are five Chappel Reef and Ellenberger oil wells and 18 Chappel Reef gas wells.  There is also a water injection well.  Nineteen of the wells are currently producing.  The other five wells need some work.  One of the wells had an initial potential of 792 barrels per day.  Because cheap, used casing was installed, the casing developed a hole after a short time and production was reduced to 50 barrels per day.  There is very good potential for in-field drilling.  The South Thrifty lease has five tank farms.

Quarterly Developments

During the second quarter of 2010, the Company continued to work on its wells in Brown County, Texas.  The pulling rig which we began leasing last quarter has been used extensively on the leases and has allowed more efficient and timely work over of wells.  A number of additional wells were brought back into production.  We repaired and replaced a significant amount of the infrastructure on the leases.

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

Employees; Identification of Certain Significant Employees

As of June 30, 2010, we have no significant employees other than Douglas Tallant, our President and Director, and Donald Trapp, our Secretary, Treasurer and Director.  We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

Cash Requirements

Our cash on hand as of June 30, 2010 is $1,211. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 20098

We realized $21,672 in revenue from operations in the second quarter of 2010.  In the second quarter of 2009, we received no revenue.  During the second quarter of 2010, the loss from operations is $346,628 (2009 - $81,894).  This increase in loss was due primarily to oil well operations costs for reworking oil wells of the Central Texas leases and for upgrading and repairing infrastructure on the leases.  From February 11, 2005 (inception of oil and gas exploration operations) to June 30, 2010, Friendly Energy Exploration has incurred cumulative net operating losses of $3,999,059.

Liquidity and Capital Resources

Overview

For the quarter ended June 30, 2010, we had total assets of $207,656, compared to $665,286 total assets for the period ending December 31, 2009.  The decrease in assets was due to the impairment of certain oil and gas projects as reported in the amended Form 10-K for 2009.

For the quarter ended June 30, 2010, we had current liabilities of $2,645,799, which was represented by accounts payable, payroll liabilities, judgment payable, deferred salaries, interest payable and loans payable. At December 31, 2009 we had current liabilities of $1,588,281.  The main reason for the increase was due to an increases in loans payable and an increase in deferred salaries.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, due to the material weaknesses resulting from not having an independent Audit Committee, not maintaining appropriate cash controls, and not implementing appropriate information technology controls. Please refer to our Annual Report on Form 10-K/A as filed with the SEC on June 17, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

None.

2.

Convertible Securities:

100,000 preferred shares were sold for $20,000 during the first quarter of 20.

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

Dated: August 16, 2010

By:

 /s/ Douglas Tallant

Douglas Tallant

President and CEO