Form 10-Q
period 2010-09-30
FRIENDLY ENERGY EXPLORATION
filed 2010-11-15
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-31423

FRIENDLY ENERGY EXPLORATION

(Name of small business issuer in its charter)

Nevada	91-1832462
(State of incorporation)	(I.R.S. Employer Identification No.)

4601 N. Highway 279

Brownwood, Texas 76801

(Address of principal executive offices)

(325) 752-6222

(Registrant’s telephone number)

502 North Division Street

Carson City, NV 89703

(702) 953-0411

 (Former name or former address, if changed since last report)

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

☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒ No

As of November 15, 2010, there were 68,238,790 shares of the registrant’s $.001 par value common stock issued and outstanding, and 3,502,302 shares of the registrant’s $.001 par value preferred stock issued and outstanding.

FRIENDLY ENERGY EXPLORATION*

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	[REMOVED AND RESERVED]
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Friendly Energy Exploration (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "FEGR" refers to Friendly Energy Exploration

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Friendly Energy Exploration

September 30, 2010

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

6

Consolidated Statements of Cash Flows

7

Notes to the Consolidated Financial Statements

8

Friendly Energy Exploration

(An Exploration Stage Company)

Consolidated Balance Sheets

(unaudited)

	September 30, 2010 $	December 31, 2009 $

ASSETS

Current Assets

Cash	31,360	15,038
Amounts receivable	23,850	–

Total Current Assets	55,210	15,038

Notes Receivable	7,500	7,500
Oil and Gas Properties – unproved	128,550	61,050
Property and Equipment, net	4,569	1,418
Other Assets	1,000	1,000

Total Assets	196,829	86,006

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	183,067	127,319
Accrued Liabilities	452,217	428,652
Salaries Payable	1,008,000	828,000
Loans Payable	993,024	180,433
Loans Payable - related	162,823	23,877

Total Liabilities	2,799,131	1,588,281

Stockholders’ Deficit

Preferred Stock Authorized: 10,000,000 preferred shares, with par value $0.001 per share Issued and outstanding: 3,502,302 and 8,842,302 shares, respectively	3,502	8,842

Common Stock Authorized: 100,000,000 common shares, with par value $0.001 per share Issued and outstanding: 68,238,790 and 52,568,790 shares, respectively	68,239	52,569

Additional Paid-In Capital	3,741,188	4,097,805

Accumulated Deficit during the Development Stage	(2,201,560)	(2,201,560)

Accumulated Deficit during the Exploration Stage	(4,213,671)	(3,459,931)

Total Stockholders’ Deficit	(2,602,302)	(1,502,275)

Total Liabilities and Stockholders’ Deficit	196,829	86,006

(The accompanying notes are an integral part of these consolidated financial statements)

Friendly Energy Exploration

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Accumulated from January 7, 1993 (Date of Inception) to September 30, 2010
	$	$	$	$	$

Revenue	15,109	–	45,682	–	75,106

Operating Expenses

Bad Debt Expense	–	–	–	–	319,000
Depreciation	292	206	820	617	45,958
General and Administrative	52,177	324	63,054	988	1,179,102
Oil and Gas Exploration Costs	78,447	63,243	396,300	63,243	945,647
Professional Fees	14,640	3,355	46,539	7,415	883,295
Salaries Expense	62,730	62,730	191,910	191,910	1,705,301
Travel and Entertainment	7,667	3,591	24,984	3,794	190,089

Total Operating Expenses	215,953	133,449	723,607	267,967	5,268,392

Loss from Operations	(200,844)	(133,449)	(677,925)	(267,967)	(5,193,286)

Other Income (Expenses)

Other Income	–	–	–	–	196,723
Interest Expense	(14,539)	(14,144)	(75,815)	(42,012)	(414,133)
Loss on settlement of debt	–	–	–	–	(122,765)
Loss on impairment of assets	–	–	–	–	(771,770)
Loss on contingent liability	–	–	–	–	(110,000)

Total Other Income (Expenses)	(14,539)	(14,144)	(75,815)	(42,012)	(1,221,945)

Net loss and comprehensive loss	(215,383)	(147,593)	(753,740)	(309,979)	(6,415,231)

Net Loss Per Share – Basic and Diluted	–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding	68,142,595	39,975,384	57,800,622	27,704,321

(The accompanying notes are an integral part of these consolidated financial statements)

7

Friendly Energy Exploration

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Accumulated from January 7, 1993 (Date of Inception) to September 30, 2010
	$	$	$

Operating Activities

Net Loss for the year	(753,741)	(309,979)	(6,415,231)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Bad Debt Expense	–	–	319,000
Depreciation	921	617	45,958
Impairment loss	–	–	771,770
Stock-based compensation	4,212	–	520,165

Changes in operating assets and liabilities:

Amounts receivable	(23,850)	–	(23,850)
Accounts payable and accrued liabilities	79,314	71,086	635,983
Salaries payable	180,000	180,000	1,008,000

Net Cash Used In Operating Activities	(513,144)	(58,276)	(3,138,205)

Investing Activities

Purchase of property and equipment	(4,072)	–	(50,527)
Investment in oil and gas properties	(67,500)	(20,000)	(457,519)

Net Cash Used In Investing Activities	(71,572)	(20,000)	(508,046)

Financing Activities

Proceeds from issuance of notes payable, net	812,592	(54,922)	966,827
Proceeds from issuance of common stock	71,500	–	549,990
Proceeds from issuance of preferred stock	(422,000)	155,000	1,906,972
Proceeds from related parties, net	138,946	8,052	253,822
	–
Net Cash Provided By Financing Activities	601,038	108,130	3,677,611

Increase (Decrease) in Cash	16,322	29,854	31,360

Cash – Beginning of Year	15,038	115	–

Cash – End of Year	31,360	29,969	31,360

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

Friendly Energy Exploration (the “Company”) was incorporated in the State of Nevada on January 7, 1993 as Eco-Systems Marketing.  The Company was originally in the business of selling electric power and related services to small and medium-sized businesses in the California market.  The Company is currently in the business of oil and gas exploration and operations, and acquired four oil and gas leases in Texas comprising 1,036 acres and 25 wells.  In 2010, the Company acquired another oil and gas lease comprising 1,000 acres and 24 wells.

As at September 30, 2010, the Company has realized revenues of $75,106 since its inception, has a working capital deficiency of $2,743,921 and has an accumulated deficit of $6,415,231.  The Company's ability to continue as a going concern is dependent upon the Company's ability to obtain additional financing and/or achieving a profitable level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken a plan with the goal of sustaining the Company’s operations for the next twelve months and beyond.   These steps include: (a) becoming cash flow positive via the Company’s oil and gas leases; (b) continue efforts to raise significant additional capital and/or other forms of financing with shareholders and outside investors; and (c) controlling overhead expenses to preserve cash flows.  There can be no assurance that any of these efforts will be successful.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is December 31.

b)

Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life of long-lived assets, stock-based compensation, deferred income tax asset valuation allowances, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and Cash Equivalents

Cash consists of bank accounts held at financial institutions in the United States. The Company considers all highly liquid instruments with a maturity of three months or less, at the time of issuance, to be cash equivalents.

e)

Property and Equipment

Property and equipment are recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related asset between 3 to 27 years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

f)

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2010 and December 31, 2009, the Company had no items representing comprehensive income/loss.

h)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

i)

Revenue Recognition

The Company recognizes revenue from oil and gas leases.  Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

 (unaudited)

2.

Summary of Significant Accounting Policies (continued)

j)

Financial Instruments

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities and salaries payable.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

k)

Oil and Gas Properties

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

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

k)

Oil and Gas Properties (continued)

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

l)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

m)

Recently Issued Accounting Pronouncements

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

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

m)

Recently Issued Accounting Pronouncements (continued)

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

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

n)

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

3.

Oil and Gas Properties

	September 30, 2010 Net Carrying Value $	December 31, 2009 Net Carrying Value $

Panther Creek Lease	15,000	15,000
Byler Lease	33,650	33,650
Mud Creek Lease	10,000	10,000
Hutchins Lease	2,400	2,400
South Thrifty Lease	67,500	–
Red Oak Lease	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970

	457,520	390,020
Impairment	(328,970)	(328,970)

	128,550	61,050

Panther Creek Lease

In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  The property has 155 acres with 13 wells and is producing.  The Company remits a 22% royalty payment.

Byler Lease

In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  The property has 372 acres with 17 wells and is producing.  The Company remits a 22% royalty payment.

Mud Creek Lease

In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  The property has 355 acres and upon production, the Company will remit a 22% royalty payment.

Hutchins Lease

In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $2,400.  The property has 194 acres and upon production, the Company will remit a 15.125% royalty payment.

South Thrifty Lease

In 2010, the Company purchased, through its wholly-owned subsidiary, a 50% interest in oil and gas properties in central Texas for $67,500.  The property has 1,000 acres with 24 wells and is producing.  The Company remits a 22% royalty payment.

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

4.

Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	September 30, 2010 $	December 31, 2009 $
			(unaudited)
Computers and equipment	28,548	28,548	–	–
Furniture and fixtures	21,980	17,412	4,568	1,028

	50,528	45,960	4,568	1,028

5.

Related Party Transactions

As at September 30, 2010, the Company owes $162,823 (2009 - $36,333) to directors and officers of the Company.  The amounts are unsecured, due interest at 8% per annum, and due on demand.

6.

Common Stock

During the period ended September 30, 2010, the Company issued the following common shares:

•

Conversion of 1,240,000 preferred shares to 12,400,000 common shares;

•

Issuance of 1,770,000 common shares with a fair value of $50,000 for services;

•

Issuance of 500,000 common shares at $0.028 per share for proceeds of $14,000; and

•

Issuance of 1,000,000 common shares at $0.0075 per share for proceeds of $7,500.

During the period ended September 30, 2010, the Company issued the following preferred shares:

•

Conversion of 1,240,000 preferred shares to 12,400,000 common shares;

•

Repurchase of 4,200,000 preferred shares for $442,000;

•

Issuance of 75,000 preferred shares for proceeds of $15,000; and

•

Issuance of 25,000 preferred shares for proceeds of $5,000.

7.

Stock Options

On July 24, 2009, the Company granted 1,500,000 options under the Company’s Stock Option Plan to management and directors of the Company, with an exercise price of $0.005 per option. Under the terms of the issuance of options, 750,000 options vest on January 24, 2010 (six months from the date of issuance) and 750,000 options vest on July 24, 2010 (one year from the date of issuance).  The fair value of the options were estimated at the date of grant using the Black-Scholes Option Pricing Model using the following weighted average assumptions: risk-free rate of 3.50%, expected volatility of 353%, expected life of 10 years, and no expected dividends.  The weighted average fair value of options granted was $0.005 per option.

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(unaudited)

7.

Stock Options (continued)

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2008	400,000	0.55
Granted	1,500,000	0.005

Balance – September 30, 2010 and December 31, 2009	1,900,000	0.12	8.38	–

Additional information regarding stock options as of September 30, 2010, is as follows:

Number of Options	Exercise Price $	Expiry Date

40,000	1.25	April 20, 2015
60,000	1.56	September 28, 2016
300,000	0.25	December 27, 2017
1,500,000	0.005	July 23, 2019

1,900,000

8.

Commitments and Contingencies

a)

On February 1, 2005, the Company entered into an employment agreement with the Chief Financial Officer of the Company.  Under the terms of the agreement, the Company will pay an annual salary of $60,000 from the date of the agreement until the agreement has been cancelled or amended.

b)

On January 1, 2007, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company.  Under the terms of the agreement, the Company will pay an annual salary of $180,000 from the date of the agreement until the agreement has been cancelled or amended.

c)

In 2005, a former employee of the Company received a default judgment against the Company in the principle sum of $434,211.50.  This judgment was decreased to $110,000 plus accrued interest commencing October 13, 2000.  During the period ended September 30, 2010, the Company paid $20,000. As at September 30, 2010, the balance owing on the judgment totaled $237,636 and has been recorded as an accounts payable.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Cash Requirements

Our cash on hand as of September 30, 2010 is 31,360. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Results of Operations

We realized $15,109 in revenue from operations in the third quarter of 2010.  In the third quarter of 2009, we received no revenue.  For the nine months ended September 30, 2010, the loss from operations is $753,740 (2009 - $309,978).  This increase in loss was due primarily to oil well operations costs for reworking oil wells of the Central Texas leases and for upgrading and repairing infrastructure on the leases.  From February 11, 2005 (inception of oil and gas exploration operations) to September 30, 2010, the Company has incurred cumulative net operating losses of $6,415,321.

Liquidity and Capital Resources

As at September 30, 2010, we had total assets of $196,829, compared to $86,006 as at December 31, 2009.  The increase in total assets is attributed to acquisition of oil and gas leases of $67,500 as well as accounts receivable of $23,850.

As at September 30, 2010, we had total liabilities of $2,799,131, compared to $1,588,281 as at December 31, 2009.  The increase in total liabilities is attributed to $180,000 in salaries payable to directors and officers of the Company, an increase in accounts payable and accrued liabilities of $79,313, issuances of loans payable of $812,591, and an increase in amounts owing to related parties of $138,946.

Subsequent Developments

On October 12, 2010, the Company's common stock was approved by FINRA for trading on the OTC Bulletin Board (“OTCBB”), and began trading on the OTCBB on October 13, 2010 under the symbol FEGR.OB.

On October 18, 2010, the Company registered on Form S-8, the 2010 Share Incentive Plan, under which the Company is authorized to issue up to fifteen million (15,000,000) shares of the Company’s common stock to the Company’s employees, executives and consultants.

On November 12, 2010, we filed an Amended and Restated Articles of Incorporation with the Nevada Secretary of State to increase the number of shares that the Company is authorized to issue from 110,000,000, of which 100,000,000 shares are common stock and 10,000,000 are preferred stock, to 310,000,000 shares, of which 290,000,000 are common stock and 20,000,000 are preferred stock.  On November 11, 2010, the company received approval to file the Amended and Restated Articles from holders of 55.22% of the issued and outstanding common stock of the Company.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Critical Accounting Policies

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

Recent Accounting Standards

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Amended Annual Report on Form 10-K/A as filed with the SEC on June  17, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.  Please refer to our Amended Annual Report on Form 10-K/A as filed with the SEC on June  17, 2010, for a complete discussion relating to the foregoing evaluation of our Internal Control over Financial Reporting.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On October 12, 2010, the Company's common stock was approved by FINRA for trading on the OTC Bulletin Board (“OTCBB”), and began trading on the OTCBB on October 13, 2010 under the symbol FEGR.OB.

On November 11, 2010, the holders of a majority of our voting securities approved the Amended and Restated Articles of Incorporation (“Amended Articles”), a copy of which is attached hereto as Exhibit 3.01b. The Amended Articles serve to (1) effectively consolidate the existing Articles of Incorporation, including all prior amendments thereto, and to (2) increase the number of shares that the Company is authorized to issue from 110,000,000, of which 100,000,000 shares are common stock and 10,000,000 are preferred stock, to 310,000,000 shares, of which 290,000,000 are common stock and 20,000,000 are preferred stock.

Reasons for the Amendment and Restatement of the Articles

The Board of Directors and Majority Shareholders believe it to be in the best interest of the Company and its shareholders to amend and restate the Company’s Articles of Incorporation in order to consolidate and clarify the existing Articles of Incorporation and all prior amendments thereto.

The Company’s Board and the Majority Shareholders believe that the increase in authorized shares will provide the Company with greater flexibility by increasing the number of shares of the Company available for issuance to investors who agree to provide the Company with the funding it requires to continue its operations, and/or to persons in connection with potential acquisition transactions, warrant or option exercises and other transactions under which the Company’s Board may determine is in the best interest of the Company and its shareholders to issue additional shares.  As of the date of this Quarterly Report, the Company has not identified any potential investors and has not entered into any agreements relating to any potential investment in the Company, or otherwise, pursuant to which the Company will issue additional shares.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01a	Articles of Incorporation	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01b	Amended and Restated Articles of Incorporation	Filed herewith.

3.02	Bylaws	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
4.01	2010 Share Incentive Plan	Filed with the SEC on October 18, 2010 as part of our Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on October 18, 2010 as part of our Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on October 18, 2010 as part of our Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on October 18, 2010 as part of our Form S-8.
10.01	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.02	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Donald Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.03	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.04	Promissory Note dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.05	Promissory Note dated March 31, 2010 between the Registrant and Donald L. Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.06	Promissory Note dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIENDLY ENERGY EXPLORATION

Dated: November 15, 2010

By:

 /s/ Douglas B. Tallant

Douglas B. Tallant

President and Chief Executive Officer

Dated: November 15, 2010

By:

 /s/ Donald L. Trapp

Donald L. Trapp

Chief Financial Officer, Secretary and Treasurer