Form 10-K
period 2010-12-31
FRIENDLY ENERGY EXPLORATION
filed 2011-04-06
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Registrant’s Telephone Number)

Copy of all Communications to:
Carrillo, Huettel & Zouvas, LLP
3033 Fifth Avenue, Suite 400 Telephone (619) 546-6100 Facsimile (619) 546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒

No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

☐

Accelerated Filer

☐

Non-Accelerated Filer

☐

Smaller Reporting Company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $2,846,963.28 based upon the price ($0.042) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “FEGR.”

As of March 30, 2011, there were 72,238,790 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

Page
PART I

Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	[REMOVED AND RESERVED]

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III

Item 10	Directors and Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

PART IV

Item 15	Exhibits

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

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “FEGR”, “we”, “us” and “our” are references to Friendly Energy Exploration.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.

BUSINESS

Formation and Corporate History

Friendly Energy Exploration (the “Company”) was formed under the laws of the State of Nevada on January 7, 1993, under the name Eco-Systems Marketing (“Eco-Systems”). Eco-Systems subsequently changed its name to Rama Financial Corporation in August 1997. In April 1999, the Company’s name changed to Friendly Energy Corporation and then again to Friendly Energy Exploration in March 2008.  The Company is a fully reporting public company.

On October 12, 2010, the Company's common stock was approved by FINRA for trading on the OTC Bulletin Board (“OTCBB”), and began trading on the OTCBB on October 12, 2010 under the symbol FEGR.OB.

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

Our Business

The Company was originally incorporated to engage in any lawful activity for which corporations may be organized under the General Corporation Law of Nevada.  From its inception in 1993 until 2005, the Company was primarily engaged in establishing itself as an electric service provider (“ESP”) for electricity in California after the State deregulated power. A few years later, the State reversed course and put ESPs out of business.  Subsequently, the Company began marketing cogeneration equipment to companies concerned about high electricity prices and brownouts. For several years the Company was dormant and then in 2005, it began investing in oil and gas joint ventures.

The Company is now in the business of oil and gas exploration and operations and has found a niche market acquiring leases in established, low risk oil fields which have been poorly operated and shut-in.  In 2009, the Company acquired four oil and gas leases in central Texas with twenty-five wells totaling 1,036 acres, of which approximately 560 acres are in defined oil and gas fields. The Company is a registered, “bonded” operator in Texas (Operator No. 286572). Therefore, we are in full control of all operations.  In the first quarter of 2010, the Company acquired a fifth oil and gas lease in Central Texas totaling 1,000 acres with twenty-four wells.

Overview and Mission

Our primary focus is on acquiring leases and wells in established oil fields to minimize risk. We expect to build share value through revenue from oil & gas wells.  The Company has acquired five oil & gas leases on 2,036 acres in Central Texas, including 48 producing and shut-in wells.  Approximately 1,100 acres are in defined oil & gas fields.  These fields have several proven oil and gas zones, which enhances our potential production.  There are many opportunities for in-fill drilling.  The Company plans to acquire additional leases.

The following has been accomplished in 2010:

•

In the first quarter of 2010, the Company acquired a fifth oil and gas lease in Central Texas totally 1,000 acres with twenty-four wells.

•

Refurbished and replaced infrastructure on the leases including tank farms and water injection wells.

•

Reworked 24 wells.  Most of these wells are now producing, but some need additional infrastructure to be completed before producing.

The Company plans the following activities in 2011:

•

Complete refurbishment and replacement of infrastructure.

•

Rework several additional wells.

•

Recomplete one Fry well in the deeper Marble Falls formation (this well was drilled to the Marble Falls but never completed in this formation).

•

Drill up to ten new in-fill wells.

•

Acquire additional leases.

Our Oil and Gas Properties

 There are several oil & gas zones underlying the five leases in Central Texas.  On the Panther and Byler Leases, the wells are mostly completed as Fry or Gray sands wells at a depth of approximately 1,200 feet.  Four wells are completed in the Marble Falls sands at a depth of approximately 2,700 feet.  None of the wells on the leases were completed in the Caddo gas zone, which is approximately 300 feet below the Fry sands.  We may want to recomplete some of the Fry wells as Caddo wells.  About one-half mile from our Panther Creek lease, a Caddo well was completed in 2009 with an initial potential of 14 BBL/day and 150 MCF/day.  None of our wells have been completed in the Barnett Shale gas zone, which lies a little below the Marble Falls zone; this zone has not been explored much in Brown County.  On the South Thrifty, the wells are completed in the Chappel Reef and Ellenburger formations at a depth of approximately 2,500 feet.

Spacing for Fry and Gray wells has been reduced to 5 acres and spacing for Marble Falls and Chappel Reef wells has been reduced to 10 acres, representing half of the old spacing.  Many in-fill wells could be drilled on the leases.

Panther Creek Lease: The Panther Creek lease totals 115 acres of which approximately 70% is in defined Fry sand oil field. Of the 13 wells, one is a water supply well, three are water injection wells and nine are Fry sand wells. The water supply well is 2,885 feet deep. The Company expects to re-complete this well as a Marble Falls Limestone well or possibly a Barnett Shale well. The original Fry sand well was drilled to 2,680 feet; we expect to re-complete as a Marble Falls Limestone well or possibly a Barnett Shale well. It may be feasible to deepen and re-complete some of the other Fry wells in the Caddo Limestone or Marble Falls Limestone. Panther Creek has a 630 barrel tank farm and all infra-structure is completed.

Byler Lease: The Byler lease totals 372 acres of which approximately 57% is in a defined Fry Sand oil field. The Fry sand is at a depth of 1,300 feet and is part of the Strawn Series which is a prolific oil producer in the region.  The Byler lease also contains the Marble Falls Limestone which is part of the lower Pennsylvanian System at approximately 2,300 feet. Though the formation is "tight" in this area, "fracing" has been successful, and oil production has tested from 25BOPD to 150BOPD accompanied by impressive gas production. Gas wells have tested as high as 21,200,000 cubic feet of gas per day.  Of the 17 existing wells on the lease, two are water injection wells, 11 are Fry wells and four are Marble Falls wells. The company has examined all 17 wells in the previous 3 months and has determined that 9 of these wells should be completed as producing oil and gas wells. The company has installed a new tank farm and three new pump jacks.

Mud Creek Lease: The Mud Creek lease totals 355 acres of which approximately 56% is in a defined Fry Sand oil field. Eight wells that had been producing were plugged several years ago at the mineral owners’ request to get rid of a fraudulent operator. We expect to reenter all eight wells, but for planning purposes we have assumed reentry of five wells. It may be feasible to recomplete some of these Fry wells in the Caddo or Marble Falls. A new tank farm and other infrastructure are needed on the Mud Creek lease.

Hutchins Lease: The Hutchins lease totals 194 acres of which approximately 30% is in defined oil fields.  There are four Fry Sand wells and one Chappel Reef well.  The latter well was the discovery well for the Chappel Reef and has 300 feet of sands.  There were good oil shows, which were estimated could produce 35 to 40 barrels of oil per day, but the gas was even better—maximum open flow potential was 2,500 MCF per day.  In production it did 500 MCF per day with gradual decline.  These wells were plugged in 2001 when the operator had financial problems and oil and gas prices were very low.  We expect to reenter the Chappel Reef well and one of the Fry Sand wells. There is still very good potential for oil and gas production from these wells.  There is very good potential for in-field drilling.  A new tank farm and other infrastructure are needed on the Hutchins lease.

South Thrifty Lease: The South Thrifty lease totals 1,000 acres of which approximately 54% is in defined oil fields.  There are five Chappel Reef and Ellenberger oil wells and eighteen Chappel Reef gas wells.  There is also a water injection well.  Nineteen of the wells are currently producing.  The other five wells need some work.  One of the wells had an initial potential of 792 barrels per day.  Cheap and used casing was installed, which created a hole after only a short time and reduced production to 50 barrels per day.  There is very good potential for in-field drilling.  The South Thrifty lease has five tank farms.

Competition

The oil and gas exploration and production industry is highly competitive. The Company expects to encounter competition from other oil and gas companies in all areas of its operations, including acquisition of leases.

Competitors include major integrated oil and natural gas companies, natural gas pipeline companies, numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of the Company's competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company has and which, in many instances, have been engaged in the energy and/or natural resource production and development business for a much longer time than the Company. These companies may be able to offer more attractive rates for natural gas gathering commitments and to pay more for productive oil and natural gas properties and exploratory prospects than the Company's financial or human resources would permit. The Company's ability to acquire additional properties, discover reserves and attract experienced joint venture partners in the future will be dependent on its ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, joint venture partners may not be available to the Company on terms or at prices which the Company can afford.

The Company will be focusing on smaller projects generally involving shallow wells in overlooked areas of established oil and gas fields. This will substantially reduce competition and will likely eliminate any completion from major oil and natural gas exploration companies.

Patents, Trademarks, and Licenses

The Company has not applied for any patents or trademarks and does not intend to do so in the foreseeable future.

Government Regulation

The Company's operations are and will be affected by extensive regulation by various federal, state and local laws and regulations relating to the exploration and possible development, production, gathering and marketing of oil and gas. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The Company anticipates the main federal, state and local laws, rules and regulations which will apply to its planned exploration and operation activities will be mainly environmental and regulatory relating to oil spills, contamination of aquifers and streams, use of hazardous materials, trash accumulation and disposal and surface damage.

Environmental Laws

Operations of the Company are also subject to numerous environmental laws, including, but not limited to, those governing management of waste, protection of water, air quality, the discharge of materials into the environment, and preservation of natural resources. Non-compliance with environmental laws and the discharge of oil, gas, or other materials into the air, soil or water may give rise to liabilities to the government and third parties, including civil and criminal penalties, and may require the Company to incur costs to remedy the discharge. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose retroactive, strict, and joint and several liability rendering entities liable for environmental damage without regard to negligence or fault. From time-to-time the Company may have to agree to indemnify sellers of producing properties, from whom the Company has acquired reserves, against certain liabilities for environmental claims associated with such properties. There can be no assurance that new laws or regulations, or modifications of or new interpretations of existing laws and regulations, will not increase substantially the cost of compliance or otherwise adversely affect the Company's operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired by or from the Company. While the Company does not anticipate incurring material costs in connection with environmental compliance and remediation, it cannot guarantee that material costs will not be incurred. The Company estimates that any costs of complying with environmental laws, rules and regulations will mainly be associated with short delays and minimal costs in time and labor. Some of the most significant environmental regulations which will affect the Company's proposed operations will be avoiding archeological sites, avoiding damage to grasslands and avoiding oil spills.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our corporate office is located at 4601 N. Highway 279, Brownwood, Texas 76801.  Our telephone number is (325) 752-6222. The Company does not presently own any interests in real estate.

As of the dates specified in the following table, the Company held the following property in the following amounts:

	December 31, 2010 $	December 31, 2009 $
Oil & Gas Properties - Unproved
Panther Lease	12,519	15,000
Byler Lease	33,983	33,650
Mud Creek Lease	10,000	10,000
Hutchins Lease	2,400	2,400
South Thrifty	62,115	0
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	449,987	390,020
Impairment	(328,970)	(328,970)
Total oil & gas properties	121,017	61,050

The Company defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased.

Proven Reserves:  The oil & gas leases acquired in 2010 have a number of existing wells, many of which were shut-in.  We are in the process of re-working these existing wells.  All of these leases are in Texas.  At this time, we do not have proven developed or undeveloped reserve estimates for these leases, but plan to have proven reserve estimates made in 2011.

Products Sold:  The Company has sold $52,440 worth of oil & gas products during the last three fiscal years.

Drilling Activities:  No exploratory or development wells have been drilled by the Company during the last three fiscal years.

Present Activities:  The Company has no wells in the process of being drilled.  Several of the Company’s existing wells are in the process of being re-worked.

Delivery Commitments:  The Company has no commitments to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or arrangements.

Oil & Gas Properties, Wells, Operations and Acreage:  The following table shows the number of wells and acres as of December 31, 2010.

	Gross	Net
Productive Oil Wells	8	7
Productive Gas Wells	14	7
Developed Acreage	50	40
Undeveloped Acreage	1,986	1,496

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

Lease Terms:  The Panther Creek lease is held by production into the tank farm.  The Byler Lease requires that production from an existing well bore commence by April 14, 2010 (production into the tank farm began in early April 2010 and the lease is now held by production).  The Mud Creek lease requires that production from re-entering a plugged well or drilling a new well commence by April 1, 2011.  The Hutchins lease requires that production from drilling a new well commence by December 31, 2010.

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

[REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

On October 12, 2010, the Company's common stock was approved by FINRA for trading on the OTC Bulletin Board (“OTCBB”), and began trading on the OTCBB on October 12, 2010 under the symbol FEGR.OB. Prior to October 12, 2010, our stock was traded on the Pink Sheets under the symbol “FEGR.PK”.  Because we are quoted on OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2009 through December 31, 2010.

	Bid
	High	Low
2009 Fiscal Year
First Quarter	$0.0110	$0.0055
Second Quarter	$0.0120	$0.0026
Third Quarter	$0.0459	$0.0020
Fourth Quarter	$0.0500	$0.0180
	Bid
	High	Low
2010 Fiscal Year
First Quarter	$0.0850	$0.0290
Second Quarter	$0.0850	$0.0195
Third Quarter	$0.0450	$0.0300
Fourth Quarter (1)	$0.0400	$0.0210

(1)

Our stock was traded on the Pink Sheets under the symbol “FEGR.PK” until October 12, 2010.

Record Holders

As of December 31, 2010, an aggregate of 70,238,790 shares of our common stock were issued and outstanding and were owned by approximately 580 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, we did not issue any unregistered securities other than as previously disclosed.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Issuer Purchases of Equity Securities

On March 31, 2010, the Company entered into a Stock Repurchase Agreement (the "Agreements") with each of Douglas B. Tallant, our CEO and President, Donald L. Trapp, our CFO and Secretary, and Merus Energy Corp. ("Merus"), a company controlled by Sean Tallant, the son of our CEO (collectively, the "Parties"). Per the terms of the Agreements, the Company shall re-purchase certain shares of preferred stock previously issued to each of the Parties in exchange for newly issued Promissory Notes.

In exchange for 350,000 shares of the Company’s preferred shares (per the terms of the Stock Repurchase Agreement), the Company issued a promissory note to Douglas B. Tallant. The promissory note is in the principal amount of $35,000 and bears interest at 8% per annum. The promissory note is due on April 1, 2011.

In exchange for 950,000 shares of the Company’s preferred shares (per the terms of the Stock Repurchase Agreement), the Company issued a promissory note to Donald L. Trapp. The promissory note is in the principal amount of $106,000 and bears interest at 8% per annum. The promissory note is due on April 1, 2011.

In exchange for 2,900,000 shares of the Company’s preferred shares (per the terms of the Stock Repurchase Agreement), the Company issued a promissory note to Merus. The promissory note is in the principal amount of $301,000 and bears interest at 8% per annum. The promissory note is due on April 1, 2011.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cash Requirements

Our cash on hand as of December 31, 2010 is -$1,814. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Results of Operations

We realized $52,440 in revenue from operations during 2010 from the oil and gas zones underlying our five leases in Central Texas.  During the year ended December 31, 2010, the loss from operations is $879,328 (2009

- $783,179). This increase in loss was due primarily to the bad debt expense for the notes that were written off and to oil well operations costs for reworking oil wells of the Central Texas leases and for upgrading and repairing infrastructure on the leases. From February 11, 2005 (inception of oil and gas exploration operations) to December 31, 2010, the Company has incurred cumulative net operating losses of $3,677,520.

Liquidity and Capital Resources

As at December 31, 2010, we had total assets of $205,036, compared to $86,006 as at December 31, 2009.  The increase in total assets is attributed to acquisition of oil and gas leases of $67,500 as well as capitalization of oil field equipment of $67,392.

As at December 31, 2010, we had total liabilities of $2,944,363, compared to $1,588,281 as at December 31, 2009.  The increase in total liabilities is attributed to $180,000 in salaries payable to directors and officers of the Company, an increase in accounts payable and accrued liabilities of $56,478, issuances of loans payable of $814,113, and an increase in amounts owing to related parties of $186,523.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in Note 2 of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010.  The Company does not expect the provisions of ASU 2010-19 to have any effect on the Company’s reported financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging).  ASU 2010-11 improves disclosures originally required under SFAS No. 161.  ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 5.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Friendly Energy Exploration

 (An Exploration Stage Company)

December 31, 2010

Index

F-1

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheet

F-3

Statement of Operations

F-4

Statement of Stockholders’ Deficit

F-5

Statement of Cash Flows

 F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders

Friendly Energy Exploration

502 North Division Street

Carson City, Nevada  92684

I have audited the accompanying consolidated balance sheet of Friendly Energy Exploration as of December 31, 2010 and 2009 and the related consolidated statements of operations and of cash flows for the years then ended, and I have audited the period from inception of the development stage (January 7, 1993) through February 10, 2005 and the period from inception of the exploration stage (February 11, 2005) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Friendly Energy Exploration as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years ended December 31, 2010 and 2009, and the period from inception of the development stage (January 7, 1993) through February 10. 2005 and the period from inception of the exploration stage (February 11, 2005) through December 31, 2010, in conformity with United States generally accepted accounting principles.

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

/ s /

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

April 5, 2011

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

	Dec. 31, 2010	Dec. 31, 2009

ASSETS

Current assets
Cash and cash equivalents	$-	$15,038
Accounts Receivable	8,729	-
Total current assets	8,729	15,038
Oil and Gas Properties - unproved	121,017	61,050
Property and equipment	66,790	1,418
Notes receivable	7,500	7,500
Other Assets	1,000	1,000

Total Assets	$ 205,036	$86,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$59,545	$16,888
Bank Indebtedness	1,841	-
Payroll Tax Liabilities	124,252	110,431
Judgment payable	213,250	239,286
Deferred Salaries	1,068,000	828,000
Interest Payable	272,528	189,366
Loan Payable	994,546	180,433
Loans Payable-Related Parties	210,400	23,877
Total current liabilities	2,944,363	1,588,281

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 70,238,790 and 52,568,790 shares,
respectively, issued and outstanding	70,239	52,569
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 3,577,302 and 8,842,302 shares,	3,577	8,842
respectively, issued and outstanding
Additional paid-in capital	3,820,863	4,097,805
Accumulated deficit during the development stage	(2,201,562)	(2,201,561)
Accumulated deficit during the exploration stage	(4,432,444)	(3,459,931)
Total stockholders' deficit	(2,739,327)	(1,502,276)

Total liabilities and stockholders' deficit	$ 205,036	$86,005

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception	From Inception
			Development Stage	Exploration Stage
			(Jan. 7, 1993)	(Feb. 11, 2005)
	For year ended	For year ended	through	through
	Dec. 31, 2010	Dec. 31, 2009	Feb. 10, 2005	Dec. 31, 2010

Revenue	$52,440	$-	$13,372	$68,493

Operating expenses
Bad Debt Expense	-	319,000	-	319,000
Depletion	7,866	-	-	7,866
Depreciation	6,091	853	35,287	15,842
Dry Hole Cost	-	-	-	88,157
General and administrative	10,147	6,335	218,930	88,477
Intangible Drilling Costs	-	-	-	333,206
Officer Wages	240,000	240,000	-	1,467,000
Oil Well Operations Cost	388,906	118,344	-	516,990
Oil & Gas Royalties	1,568	-	-	1,568
Payroll Expenses	13,822	13,822	213,228	86,984
Professional Fees	172,626	68,875	711,228	318,581
Rent	7,631	-	282,410	7,631
Stock Based Compensation	4,212	3,288	156,825	363,342
Travel & Entertainment	26,460	12,662	128,687	62,878
Total operating expenses	879,328	783,179	1,746,595	3,677,520

Loss from operations	(826,888)	(783,179)	(1,733,223)	(3,609,027)
Other income (expenses):
Other income	-	76,118	120,605	76,118
Forgiveness of Debt	-	-	(122,765)	-
Impairment Loss on Asset	-	(328,970)	(442,800)	(328,970)
Interest Expense	(145,626)	(58,301)	(23,379)	(460,565)
Lawsuit Judgment	-	-	-	(110,000)
Total other income (expenses)	(145,626)	(311,153)	(468,339)	(823,417)

Loss before provision for income taxes	(972,514)	(1,094,332)	(2,201,562)	(4,432,444)
Provision for income taxes	-	-	-	-

Net loss	$ (972,514)	$ (1,094,332)	$ (2,201,562)	$ (4,432,444)

Basic and diluted loss per common share	$ (0.02)	$ (0.03)	$ (0.28)	$ (0.23)

Basic and diluted weighted average
common shares outstanding	60,908,325	34,212,626	7,762,659	19,034,848

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIT

						Accumulated	Accumulated
					Additional	Deficit Devel-	Deficit Explor-	Total
	Common Stock		Preferred Stock		Paid-in	opment Stage	ation Stage	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Prior to 2-11-05	From 2-11-05	Deficit
Net Loss	-	-	-	-	-	-	(365,473)	(365,473)
Balance, December 31, 2008	21,568,790	21,569	7,667,302	7,667	3,667,693	(2,201,561)	(2,365,599)	(870,232)

Common shares issued for cash, $0.002	1,000,000	1,000	-	-	1,000			2,000
Preferred shares issued for cash, $0.075 per share	-	-	200,000	200	14,800	-	-	15,000
Preferred shares issued for cash, $0.182 per share	-	-	275,000	275	49,725			50,000
Preferred shares issued for debt settlement, $0.056 per share	-	-	2,500,000	2,500	137,500	-	-	140,000
Preferred shares issued for debt settlement, $0.21 per share	-	-	1,200,000	1,200	250,800			252,000
Conversion of preferred stock	30,000,000	30,000	(3,000,000)	(3,000)	(27,000)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	3,288	-	-	3,288
Net Loss	-	-	-	-	-	-	(1,094,332)	(1,094,332)
Balance, December 31, 2009	52,568,790	$52,569	8,842,302	$8,842	$4,097,805	($2,201,561)	($3,459,931)	($1,502,276)

Preferred shares issued for cash, $0.20 per share	-	-	100,000	100	19,900	-	-	20,000
Preferred Shares Repurchased	-	-	(4,200,000)	(4,200)	(437,800)	-	-	(442,000)
Common shares issued for cash, $0.0075	1,000,000	1,000	-	-	6,500	-	-	7,500
Common shares issued for cash, $0.028	500,000	500	-	-	13,500	-	-	14,000
Common shares issued for services $0.028	1,770,000	1,770	-	-	48,230	-	-	50,000
Common shares issued for services $0.033	2,000,000	2,000	-	-	64,000	-	-	66,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	15,675	-	-	15,750
Conversion of preferred stock	12,400,000	12,400	(1,240,000)	(1,240)	(11,160)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	4,212	-	-	4,212
Net Loss	-	-	-	-	-	-	(972,514)	(972,514)
Balance, December 31, 2010	70,238,790	$70,239	3,577,302	$3,577	$3,820,863	($2,201,561)	($4,432,444)	($2,739,327)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception	From Inception
			Development Stage	Exploration Stage
			(Jan. 7, 1993)	(Feb. 11, 2005)
	For the year ended	For the year ended	through	through
	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2004	Dec. 31, 2010
Cash flows from operating activities:
Net loss	$ (972,514)	$(1,094,332)	$ (2,202,562)	$ (4,432,444)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depletion	7,866	-	-	7,866
Depreciation	6,091	853	35,287	15,841
Stock Based Compensation	4,212	3,288	(61,635)	581,802
Impairment Loss	-	328,970	442,800	452,090
Bad Debt Expense	-	319,000		319,000
Changes in operating assets and liabilities:
Accounts Receivable	(8,729)	-	-	(8,729)
Accounts Payable	42,656	(59,354)	74,857	(14,614)
Advances	-	-	-	-
Judgment payable	(26,036)	22,681	-	213,250
Interest Payable	83,162	33,620	23,079	249,449
Payroll Liabilities	13,822	13,822	37,268	86,985
Deferred Salaries	240,000	240,000	-	1,068,000
Net cash used by operating activities	(609,469)	(191,452)	(1,650,906)	(1,461,504)

Cash flows from investing activities:
Purchase of property and equipment	(71,464)	(627)	(41,718)	(76,201)
Issuance of promissory notes	-	(7,500)	-	(326,500)
Investment in oil and gas properties	(67,833)	(61,050)	-	(580,972)
Net cash used by investing activities	(139,297)	(69,177)	(41,718)	(983,673)

Cash flows from financing activities:
Proceeds from issuance of notes payable	814,114	121,956	-	1,294,849
Proceeds from issuance of common stock	137,500	2,000	112,970	504,020
Proceeds from issuance of preferred stock	(406,250)	65,000	1,559,654	363,068
Proceeds on borrowings from related parties	186,523	86,596	20,000	281,399
Net cash provided by financing activities	731,887	275,552	1,692,624	2,443,336

Net increase in cash	(16,879)	14,923	-	(1,841)

Cash, beginning of period	15,038	115	-	-

Cash, end of period	$ (1,841)	$ 15,038	$ -	$ (1,841)

FRIENDLY ENERGY EXPLORATION

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - 2010

1.

DESCRIPTION OF BUSINESS AND HISTORY

Friendly Energy Corp., a Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993 under the name Eco-Systems Marketing.  The company was originally in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market.  The Company is now in the business of oil and gas exploration and operations.  In 2009, the Company acquired four oil and gas leases in central Texas totaling 1,036 acres with twenty-five wells.  In the first quarter of 2010, the Company acquired a fifth oil and gas lease in Central Texas totally 1,000 acres with twenty-four wells

The Company is considered an exploration stage company in accordance with by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.  The Company entered the oil and gas exploration business in February 2005, so the cumulative columns in the financial statements include activities for the development stage prior to February 2005 and for the exploration stage beginning February 2005.

On March 9, 2000, the Company formed a wholly owned subsidiary named Friendly Energy Services, Inc.  All oil and gas activities are conducted through this subsidiary except for work over and drilling operations.  On March 3, 2010, the Company formed a wholly owned subsidiary named Friendly Energy Drilling, Inc.  All work over and drilling operations are conducted through this subsidiary.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern – The Company incurred net losses of $4,424,578 from the period of February 11, 2005 (date of entering the oil and gas exploration business) through December 31, 2010 and has commenced its operations on a limited basis. The Company is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Stock-Based Compensation – The Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Concentration of risk – A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Tallant and Donald Trapp.  Should they determine to no longer finance the operations of the company before new capital is raised, it may be unlikely for the company to continue.

Revenue recognition – The Company has had revenues of $68,734 to date from its operations.  Revenue is recognized as it is received.

Financial Instruments – Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

Recent accounting pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010.  The Company does not expect the provisions of ASU 2010-19 to have any effect on the Company’s reported financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging).  ASU 2010-11 improves disclosures originally required under SFAS No. 161.  ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 5.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

OIL & GAS PROPERTIES

	December 31, 2010 $	December 31, 2009 $
Oil & Gas Properties - Unproved
Panther Lease	12,519	15,000
Byler Lease	33,983	33,650
Mud Creek Lease	10,000	10,000
Hutchins Lease	2,400	2,400
South Thrifty Lease	62,115	-
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	449,987	390,020
Impairment	(328,970)	(328,970)
Total oil & gas properties	121,017	61,050

The Panther Lease is reduced by $2,481 in depletion, and the South Thrifty Lease is reduced by $5,385 in depletion.

Byler Lease – In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  In 2010, there were additional lease costs of $333.  The property totals 372 acres and consists of 17 wells.  The Company remits a 22% royalty payment.  As at December 31,

2010, there was production on the property from two wells.  Six additional wells are waiting for equipment before production begins.

Hutchins Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $2,400.  The property totals 194 acres.  Upon production, the Company will remit a 15.125% royalty payment.  As at December 31, 2010, there was no production on the property.

Mud Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  The property totals 355 acres.  Upon production, the Company will remit a 22% royalty payment with production expected to commence by July 2010.  As at December 31, 2010, there was no production on the property.

Panther Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  The property totals 155 acres.  The Company remits a 22% royalty payment.  As at December 31, 2010, there was production on the property from four wells.

South Thrifty Lease - In the first quarter of 2010, the Company purchased, through its wholly-owned subsidiary, a 50% interest in oil and gas properties in central Texas for $67,500.  The property totals 1,000 acres.  The Company remits approximately a 22% royalty payment (the royalty payment varies for the wells).  As at December 31, 2010, there was production on the property from eighteen wells.

4.

PROPERTY & EQUIPMENT

Property and equipment consist of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Furniture and Fixtures	$ 21,980	$ 20,102
Computers and Equipment	$ 28,548	$ 26,353
Oil Field Equipment	$ 67,392	$ 0
	$ 117,920	$ 46,455
Less: accumulated depreciation	$ (51,130)	$ (45,037)
Net Furniture, fixtures, computers & equipment	$ 66,790	$ 1,418

5.

RELATED PARTY TRANSACTIONS

In 2010, the officers agreed with the Company to defer their salaries totaling $240,000, see note 7.

As of December 31, 2010 and 2009, loans payable from related parties consists of the following:

	December 31, 2010	December 31, 2009
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$ 210,400	$ 23,877

6.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $124,252 and $110,431 for the quarters ended December 31, 2010 and 2009, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $86,984 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $1,068,000 and 828,000 for the quarters ended December 31, 2010 and 2009, respectively.

The company has accrued interest in the amount of $272,528 and $189,366 for the quarters ended December 31, 2010 and 2009, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

The company increased its borrowings from another company and from a related party in the first quarter of 2010 through the repurchase of preferred shares.

7.

STOCKHOLDERS’ DEFICIT

Common Shares:  As of December 31, 2010 and 2009, there were 52,568,790 and 52,568,790 70,238,790 shares of common stock outstanding (restated for 25-for-1 reverse split in March 2008).

a)

On September 25, 2009, the Company issued 1,000,000 shares of common stock for cash at $0.02 per share.

b)

During 2009, 3,000,000 shares of the company’s preferred stock were converted to 30,000,000 shares of common stock.

c)

On June 25, 2010, the Company issued 1,000,000 shares of common stock for cash at $0.0075 per share.

d)

On June 25 2010, the Company issued 500,000 shares of common stock for cash at $0.028 per share.

e)

On July 6, 2010, the Company issued 1,770,000 shares of common stock for services at $0.028 per share.

f)

On November 9, 2010, the Company issued 2,000,000 shares of common stock for services at $0.033 per share.

g)

During 2010, 1,240,000 shares of the company’s preferred stock were converted to 12,400,000 shares of common stock.

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock.  Holders of preferred stock are entitled to twenty votes for each share of record on all matters to be voted on by shareholders.

As of December 31, 2010 and 2009 there were 3,577,302 and 8,842,302 shares of preferred stock outstanding.

a)

On January 26, 2009, the company issued 200,000 shares of preferred stock to an officer for cash at $0.075 per share.

b)

On July24, 2009, the company issued 2,500,000 shares of preferred stock in stock in satisfaction of debt valued at $0.056 per share.

c)

On November 30, 2009, the company issued 275,000 shares of preferred stock for cash at $0.182 per share.

d)

On December 30, 2009, the company issued 1,200,000 shares of preferred stock in stock in satisfaction of debt valued at $0.21 per share.

e)

On January 29, 2010, the company issued 25,000 shares of preferred stock for cash at $0.20 per share.

f)

On February 16, 2010, the company issued 75,000 shares of preferred stock for cash at $0.20 per share.

g)

On March 31, 2010, the company repurchased 4,200,000 shares of preferred stock for cash at $0.1052 per share.

h)

On December 14, 2010, the company issued 75,000 shares of preferred stock for cash at $0.21 per share.

During 2010, as noted above in the common shares section, 1,240,000 shares of preferred stock were converted to 12,400,000 shares of common stock.

During 2000, 11,000 shares of preferred stock were cancelled.  As of December 31, 2009 the issue was not completely resolved and the stock agent had not received the returned share certificates.  Therefore the 11,000 shares are still reflected in the preferred stock balance.

8.

STOCK OPTIONS

The Company granted no options under the Company’s Stock Option Plan in 2010. During 2010, stock-based compensation expense of $4,212 was charged to operations for options that vested in 2010.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Balance – December 31, 2009 and 2010	1,900,000	$0.12	8.13	$-

Additional information regarding stock options as of December 31, 2010, is as follows:

Number of Options	Exercise Price $	Expiry Date

40,000	1.25	April 20, 2015
60,000	1.56	September 28, 2016
300,000	0.25	December 27, 2017
1,500,000	0.005	July 23, 2019

1,900,000

As of December 31, 2010, the Company had no unrecognized compensation expense relating to unvested options.

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

10.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.  With accrued interest and less principal paid of $50,000, the balance at December 31, 2010 is $213,250, as reported in the liability section of the balance sheet.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2010, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2010, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2011.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Douglas Tallant, 66	Director, President, Chief Executive Officer	Since February 2, 2002	None
Donald Trapp, 71	Director, Chief Financial Officer, Secretary and Treasurer	Since February 8, 2005	None

Term of Office

Each of our officers is elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officers serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  At the present time, members of the Board of Directors are not compensated for their services to the Board.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Mr. Douglas Tallant - Mr. Tallant is the Company’s President, Chief Executive Officer and is a member of the Board of Directors.  He has years of experience as an owner of several businesses including the largest automobile dealership in Denver and physical therapy clinics in Denver and Oklahoma City.  In addition to being a successful business owner, Mr. Tallant has gained significant executive experience while managing several public companies including Questex, the developer of the original breathalyzer, and Entec, the developer of a toxic water remediation process that was sold to Bechtel Corporation.  Mr. Tallant was appointed as the Company’s Chief Executive Officer, President and a Director due to his extensive experience managing and owning various businesses.

Mr. Donald Trapp – Mr. Trapp is the Company’s Chief Financial Officer, Secretary and Treasurer and a member of the Board of Directors.  He has a strong educational background in engineering as well as years of practical experience working in the oil and gas industry, buying and selling oil and gas leases, operating two oil wells, and serving as the General Partner of four oil and gas partnerships in New Mexico.  Mr. Trapp has a Bachelor of Science degree in Nuclear Engineering from M.I.T.  In light of Mr. Trapp’s in-depth knowledge and experience in the oil and gas industry, the Board of Directors concluded that it was in the Company’s best interest for him to serve as an officer and director.

Identification of Significant Employees

We have no significant employees other than Douglas Tallant, our President, Chief Executive Officer and Director, and Donald Trapp, our Chief Financial Officer, Secretary, Treasurer and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

Involvement in certain legal proceedings.

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(2)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(4)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(3)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(4)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(5)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2010, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2010, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2010 and 2009:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)

Douglas Tallant (2)	2010	$ 180,000	nil	nil	$0	nil	nil	$nil	$180,000
President and Director	2009	$ 180,000	nil	nil	$0	nil	nil	$nil	$180,000

Donald Trapp (3)	2010	$ 60,000	nil	nil	$0	nil	nil	$nil	$60,000
CFO, Secretary, Treasurer and Director	2009	$ 60,000	nil	nil	$0	nil	nil	$nil	$60,000

(1)

The compensation was paid as deferred salaries.

(2)

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

(3)

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

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Douglas Tallant	20,000	0	nil	$ 1.2500	April 20, 2015
	40,000	0	nil	$ 1.5625	September 28, 2016
	200,000	0	nil	$ 0.2500	December 27, 2017
	1,000,000	0	nil	$ 0.0050	July 23, 2019
Total	1,260,000	0
Donald Trapp	20,000	0	nil	$ 1.2500	April 20, 2015

	20,000	0	nil	$ 1.5625	September 28, 2016

	100,000	0	nil	$ 0.2500	December 27, 2017

	500,000	0	nil	$ 0.0050	July 23, 2019
Total	640,000	0

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.  We do not pay members of the Board of Directors any set fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 18, 2010, the Company registered on Form S-8, the 2010 Share Incentive Plan, under which the Company is authorized to issue up to fifteen million (15,000,000) shares of the Company’s common stock to the Company’s employees, executives and consultants.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 30, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Douglas Tallant(3) 502 North Division Street Carson City, NV 89703	Common	21,080,673	29.18%
Donald Trapp(4) 502 North Division Street Carson City, NV 89703	Common	1,837,002	2.54%
All Officers and Directors as a Group	Common	22,917,675	31.72%

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

(2)

Based on 72,238,790 issued and outstanding shares of common stock as of March 30, 2011.

(3)

Douglas Tallant is a Director and the Company's President and CEO. His beneficial ownership includes 19,820,673 common shares, as well as options to purchase 1,260,000 common shares that will vest within the next 60 days.

(4)

Donald Trapp is a Director and the Company's CFO, Treasurer and Secretary. His beneficial ownership includes 1,197,002 common shares, as well as options to purchase 640,000 common shares that will vest within the next 60 days.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at December 31, 2010, the Company owes $210,400 (2009 - $23,877) to directors and officers of the Company.  The amounts are unsecured, due interest at 8% per annum, and due on demand.

Other than the foregoing transaction, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, neither Douglas Tallant nor Donald Trapp are independent directors of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$4,000	$4,000
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil

Total	$4,000	$4,000

Audit Fees

During the fiscal years ended December 31, 2010, we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2010.

During the fiscal year ended December 31, 2009, we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits.

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01b	Certificate of Amendment to Articles of Incorporation dated April 21, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01c	Certificate of Amendment to Articles of Incorporation dated April 28, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01d	Certificate of Amendment to Articles of Incorporation dated September 25, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01e	Certificate of Amendment to Articles of Incorporation dated April 2, 1999	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01f	Amended and Restated Articles of Incorporation	Filed with the SEC on November 15, 2010 as part of our Quarterly Report on Form 10-Q.
3.02	Bylaws	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
4.01	2010 Share Incentive Plan	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.

4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
10.01	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.02	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Donald Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.03	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.04	Promissory Note dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.05	Promissory Note dated March 31, 2010 between the Registrant and Donald L. Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.06	Promissory Note dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY ENERGY EXPLORATION

Dated:  April 5, 2011

/s/ Douglas Tallant

By: Douglas Tallant

Its: President and Principal Executive Officer

Dated:  April 5, 2011

/s/ Donald Trapp

By: Donald Trapp

Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 5, 2011

/s/ Douglas Tallant

Douglas Tallant, Director

Dated:  April 5, 2011

/s/ Donald Trapp

Donald Trapp, Director