Form 10-Q
period 2011-03-31
FRIENDLY ENERGY EXPLORATION
filed 2011-05-16
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-31423

FRIENDLY ENERGY EXPLORATION

(Exact name of registrant as specified in its charter)

Nevada	91-1832462
(State of incorporation)	(I.R.S. Employer Identification No.)

4601 N. Highway 279

Brownwood, TX 76801

(Address of principal executive offices)

(325) 752-6222

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes      ☐ No

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

 ☐ Yes  ☒   No

As of March 30, 2011, there were 70,238,790 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Index

Unaudited Consolidated Balance Sheets

F-1

Unaudited Consolidated Statements of Operations

F-2

Unaudited Consolidated Statements of Cash Flows

F-3

Unaudited Consolidated Statements of Stockholders’ Deficit

F-4

Notes to the Consolidated Financial Statements

F-5

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

	Mar. 31, 2011	Dec. 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$ 34,277	$ -
Accounts Receivable	20,921	8,729
Total current assets	55,198	8,729
Oil and Gas Properties - unproved	129,196	121,017
Property and equipment	65,297	66,790
Notes receivable	7,500	7,500
Other Assets	1,000	1,000

Total Assets	$ 258,191	$ 205,036

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$ 58,599	$ 59,545
Bank Indebtedness	-	$ 1,842
Payroll Tax Liabilities	128,842	124,252
Judgment payable	208,584	213,250
Deferred Salaries	1,128,000	1,068,000
Interest Payable	297,871	272,528
Loan Payable	1,085,046	994,546
Loans Payable-Related Parties	246,203	210,400
Total current liabilities	3,153,145	2,944,363

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 70,238,790 and 52,568,790 shares,
respectively, issued and outstanding	70,239	70,239
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 3,502,302 and 8,842,302 shares,	3,577	3,577
respectively, issued and outstanding
Additional paid-in capital	3,820,863	3,820,863
Accumulated deficit during the development stage	(2,201,561)	(2,201,561)
Accumulated deficit during the exploration stage	(4,588,071)	(4,432,444)
Total stockholders' deficit	(2,894,954)	(2,739,327)

Total liabilities and stockholders' deficit	$ 258,191	$ 205,036

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception	From Inception
			Development Stage	Exploration Stage
	For the	For the	(Jan. 7, 1993)	(Feb. 11, 2005)
	Three Months Ended	Three Months Ended	through	through
	Mar. 31, 2011	Mar. 31, 2010	Feb. 10, 2005	Mar. 31, 2011

Revenue	$ 19,873	$ 8,900	$ 13,372	$ 88,366
Operating expenses
Bad Debt Expense	-	-	-	319,000
Depletion	2,981	-	-	10,847
Depreciation	2,434	237	35,287	18,276
Dry Hole Cost	-	-	-	88,157
General and administrative	2,333	3,052	218,930	90,810
Intangible Drilling Costs	-	-	-	333,206
Officer Wages	60,000	60,000	-	1,527,000
Oil Well Operations Cost	62,754	99,139	-	579,744
Oil & Gas Royalties	1,598			3,166
Payroll Expenses	4,590	4,590	213,228	91,574
Professional Fees	455	12,668	711,228	319,036
Rent	1,098	-	282,410	8,729
Stock Based Compensation	-	1,829	156,825	363,342
Travel & Entertainment	6,579	5,450	128,687	69,457
Total operating expenses	144,823	186,964	1,746,595	3,822,343

Loss from operations	(124,949)	(178,064)	(1,733,223)	(3,733,977)
Other income (expenses):
Other income	-	-	120,605	76,118
Forgiveness of Debt	-	-	(122,765)	-
Impairment Loss on Asset	-	-	(442,800)	(328,970)
Interest Expense	(30,677)	(14,437)	(23,379)	(491,242)
Lawsuit Judgment	-	-	-	(110,000)
Total other income (expenses)	(30,677)	(14,437)	(468,339)	(854,094)

Loss before provision for income taxes	(155,626)	(192,501)	(2,201,562)	(4,588,071)
Provision for income taxes	-	-	-	-

Net loss	$ (155,626)	$ (192,501)	$ (2,201,562)	$ (4,588,071)

Basic and diluted loss per common share	$ (0.002)	$ (0.004)	$ (0.28)	$ (0.22)

Basic and diluted weighted average
common shares outstanding	70,238,790	52,568,790	7,762,659	20,272,121

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS DEFICIT

						Accumulated	Accumulated
					Additional	Deficit Devel-	Deficit Explor-	Total
	Common Stock		Preferred Stock		Paid-in	opment Stage	ation Stage	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Prior to 2-11-05	From 2-11-05	Deficit

Common shares issued for cash, $0.002	1,000,000	1,000	-	-	1,000			2,000
Preferred shares issued for cash, $0.075 per share	-	-	200,000	200	14,800	-	-	15,000
Preferred shares issued for cash, $0.182 per share	-	-	275,000	275	49,725			50,000
Preferred shares issued for debt settlement, $0.056 per share	-	-	2,500,000	2,500	137,500	-	-	140,000
Preferred shares issued for debt settlement, $0.21 per share	-	-	1,200,000	1,200	250,800			252,000
Conversion of preferred stock	30,000,000	30,000	(3,000,000)	(3,000)	(27,000)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	3,288	-	-	3,288
Net Loss	-	-	-	-	-	-	(1,094,332)	(1,094,332)
Balance, December 31, 2009	52,568,790	$ 52,569	8,842,302	$ 8,842	$ 4,097,805	($2,201,561)	($3,459,931)	($1,502,276)

Preferred shares issued for cash, $0.20 per share	-	-	25,000	25	4,975	-	-	5,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	14,925	-	-	15,000
Preferred Shares Repurchased	-	-	(4,200,000)	(4,200)	(437,800)	-	-	(442,000)
Common shares issued for cash, $0.0075	1,000,000	1,000	-	-	6,500	-	-	7,500
Common shares issued for cash, $0.028	500,000	500	-	-	13,500	-	-	14,000
Common shares issued for services $0.028	1,770,000	1,770	-	-	48,230	-	-	50,000
Common shares issued for services $0.033	2,000,000	2,000	-	-	64,000	-	-	66,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	15,675	-	-	15,750
Conversion of preferred stock	12,400,000	12,400	(1,240,000)	(1,240)	(11,160)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	4,213	-	-	4,213
Net Loss	-	-	-	-	-	-	(972,514)	(972,514)
Balance, December 31, 2010	70,238,790	$ 70,239	3,577,302	$ 3,577	$ 3,820,863	($2,201,561)	($4,432,444)	($2,739,327)
Net Loss	-	-	-	-	-	-	(155,626)	(155,626)
Balance, March 31, 2011	70,238,790	$ 70,239	3,577,302	$ 3,577	$ 3,820,863	($2,201,561)	(4,588,071.27)	($2,894,954)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception	From Inception
			Development Stage	Exploration Stage
	For the	For the	(Jan. 7, 1993)	(Feb. 11, 2005)
	Three Months Ended	Three Months Ended	through	through
	Mar. 31, 2011	Mar. 31, 2010	Feb. 10, 2005	Mar. 31, 2011

Cash flows from operating activities:
Net loss	$ (155,626)	$ (192,501)	$ (2,202,562)	$ (4,588,071)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depletion	2,981		-	10,847
Depreciation	2,434	237	35,287	18,275
Stock Based Compensation	-	1,829	(61,635)	581,803
Impairment Loss	-	-	442,800	452,090
Bad Debt Expense	-	-		319,000
Changes in operating assets and liabilities:				-
Accounts Receivable	(12,192)		-	(20,921)
Accounts Payable	(946)	(7,401)	74,857	(15,559)
Advances	-	-	-	-
Judgment payable	(4,666)	6,032	-	208,584
Interest Payable	25,343	8,405	23,079	274,792
Payroll Liabilities	4,590	4,590	37,268	91,575
Deferred Salaries	60,000	60,000	-	1,128,000
Net cash used by operating activities	(78,082)	(118,809)	(1,650,906)	(1,539,586)

Cash flows from investing activities:
Purchase of property and equipment	(941)	-	(41,718)	(77,142)
Issuance of promissory notes	-	-	-	(326,500)
Investment in oil and gas properties	(11,160)	(67,500)	-	(592,132)
Net cash used by investing activities	(12,101)	(67,500)	(41,718)	(995,774)

Cash flows from financing activities:
Proceeds from issuance of notes payable	90,500	504,084	-	1,385,349
Proceeds from issuance of common stock	-	-	112,970	504,019
Proceeds from issuance of preferred stock	-	(422,000)	1,559,654	363,068
Proceeds on borrowings from related parties	35,802	110,302	20,000	317,201
Net cash provided by financing activities	126,302	192,386	1,692,624	2,569,637

Net increase in cash	36,119	6,077	-	34,277

Cash, beginning of period	(1,841)	15,038	-	-

Cash, end of period	$ 34,277	$ 21,115	$ -	$ 34,277

FRIENDLY ENERGY EXPLORATION

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

These unaudited interim financial statements as of and for the three months ended March 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011

1.

DESCRIPTION OF BUSINESS AND HISTORY

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

3.

 OIL & GAS PROPERTIES

	March 31, 2011 $	December 31, 2010 $
Oil & Gas Properties - Unproved
Panther Lease	11,044	12,519
Byler Lease	45,143	33,983
Mud Creek Lease	10,000	10,000
Hutchins Lease	2,400	2,400
South Thrifty Lease	60,609	62,115
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	458,166	449,987
Impairment	(328,970)	(328,970)
Total oil & gas properties	129,196	121,017

Byler Lease – In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  In 2010, there were additional lease costs of $333, and in 2011 there were additional lease costs of $11,160.  The property totals 372 acres and consists of 17 wells.  The Company remits a 22% royalty payment.  As at March 31, 2011, there was production on the property from two wells.  Six additional wells are waiting for equipment before production begins.

Hutchins Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $2,400.  The property totals 194 acres.  Upon production, the Company will remit a 15.125% royalty payment.  As at March 31, 2011, there was no production on the property.

Mud Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  The property totals 355 acres.  Upon production, the Company will remit a 22% royalty payment.  As at March 31, 2011, there was no production on the property.

Panther Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  After the depletion allowance, the balance is $11,044.  The property totals 155 acres.  The Company remits a 22% royalty payment.  As at March 31, 2011, there was production on the property from three wells.

South Thrifty Lease - In the first quarter of 2010, the Company purchased, through its wholly-owned subsidiary, a 50% interest in oil and gas properties in central Texas for $67,500.  After the depletion allowance, the balance is $60,609.  The property totals 1,000 acres.  The Company remits approximately a 22% royalty payment (the royalty payment varies for the wells).  As at March 31, 2011, there was production on the property from eighteen wells.

4.

PROPERTY & EQUIPMENT

Property and equipment consist of the following as of December 31, 2010 and 2009:

	March 31, 2011	March 31, 2010
Furniture and Fixtures	$ 23,858	$ 20,102
Computers and Equipment	$ 28,548	$ 26,353
Oil Field Equipment	$ 67,392	$ 0
	$ 119,798	$ 46,455
Less: accumulated depreciation	$ (54,501)	$ (45,274)
Net Furniture, fixtures, computers & equipment	$ 65,297	$ 1,181

5.

RELATED PARTY TRANSACTIONS

In the first quarter of 2011, the officers agreed with the Company to defer their salaries totaling $60,000, see note 7.

As of March 31, 2011 and 2010, loans payable from related parties consists of the following:

	March 31, 2011	March 31, 2010
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$ 246,203	$134,179

6.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $128,842 and $115,021 for the quarters ended March 31, 2011 and 2010, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $91,574 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $1,128,000 and 888,000 for the quarters ended March 31, 2011 and 2010, respectively.

The company has accrued interest in the amount of $297,871 and $197,771 for the quarters ended March 31, 2011 and 2010, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

7.

STOCKHOLDERS’ DEFICIT

Common Shares:  As of March 31, 2011 and 2010, there were 70,238,790 and 52,568,790 shares of common stock outstanding.  During the quarter ended March 31, 2011, the Company did not issue any common shares.

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock.  Holders of preferred stock are entitled to twenty votes for each share of record on all matters to be voted on by shareholders.

As of March 31, 2011 and 2010 there were 3,577,302 and 4,742,302 shares of preferred stock outstanding.  During the quarter ended March 31, 2011, the Company did not issue any preferred shares.

8.

STOCK OPTIONS

The Company granted no options under the Company’s Stock Option Plan in the first quarter of 2011 and had no stock-based compensation expense.

The following table summarizes stock option plan activities:

Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2007 and 2008	400,000	0.55

Granted in 2009	1,500,000	0.005

Balance – March 31, 2011	1,900,000	0.12	7.80	–

Additional information regarding stock options as of March 31, 2011, is as follows:

Number of Options	Exercise Price $	Expiry Date

40,000	1.25	April 20, 2015
60,000	1.56	September 28, 2016
300,000	0.25	December 27, 2017
1,500,000	0.005	July 23, 2019

1,900,000

There are no non-vested stock options and the Company had no unrecognized compensation expense relating to unvested options as of March 31, 2011

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

10.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.  With accrued interest and less principal paid of $60,000, the balance at December 31, 2010 is $208,584, as reported in the liability section of the balance sheet.

11.

SUBSEQUENT EVENTS

In accordance with ASC 855, we have evaluated subsequent events through our audit issuance date, and did not have any material recognizable subsequent events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

M
	March 31,	March 31,
	2011	2010
Current Assets	$ 258,191	$ 165,677
Current Liabilities	$ 3,153,145	$ 2,286,929
Working Capital (Deficit)	$ 2,894,954	$ 2,121,252

Cash Flows

	March 31, 2011	March 31, 2010
Cash Flows from (used in) Operating Activities	$ (78,082)	$ (118,809)
Cash Flows from (used in) Investing Activities	$ (12,101)	$ (67,500)
Cash Flows from (used in) Financing Activities	$ 126,302	$ 192,386
Net Increase (decrease) in Cash During Period	$ 36,119	$ 6,077

Operating Revenues

Operating revenues for the period ended March 31, 2011 was $19,873 and is comprised of oil and gas revenues.

Operating revenues for the period ended March 31, 2010 was $8,900 and is comprised of oil and gas revenues.

Operating Expenses and Net Loss

Operating expenses for the period ended March 31, 2011 was $144,823 and is comprised mostly of oil well operations costs and deferred salaries.

Operating expenses for the period ended March 31, 2010 was $186,964 and is comprised mostly of oil well operations costs and deferred salaries.

Net loss for the period ended March 31, 2011 was $155,626 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Net loss for the period ended March 31, 2010 was $192,501 and is comprised of comprised of operating expenses and interest expenses less oil and gas revenues.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash and total asset balance was $258,191 compared to $165,677 as at March 31, 2010. The increase in total assets is attributed to oil and gas property purchased and accounts receivable for the South Thrifty lease.

As at March 31, 2011, the Company had total liabilities of $3,153,145 compared with total liabilities of $2,286,929 as at March 31, 2010. The increase in total liabilities was attributed primarily to an increase of loans payable and of deferred salaries.

As at March 31, 2011, the Company had a working capital deficit of $2,894,954 compared with a working capital surplus of $2,121,252 as at March 31, 2010.  The increase in working capital deficit was attributed to net loss over the past twelve months.

Cashflow from Operating Activities

During the period ended March 31, 2011, the Company used $78,082 of cash for operating activities compared to the use of $118,809 of cash for operating activities during the period ended March 31, 2010. The change in net cash used in operating activities is attributed to a smaller net loss.

Cashflow from Investing Activities

During the period ended March 31, 2011, the Company used $12,101 of cash from investing activities compared to $67,500 for the period ended March 31, 2010.  The change in cash flows from investing activities is attributed to a smaller investment in oil and gas properties..

Cashflow from Financing Activities

During the period ended March 31, 2011, the Company received $126,302 of cash from financing activities compared to $192,386 for the period ended March 31, 2010.  The change in cash flows from financing activities is attributed to lower borrowings from related parties.

Quarterly Developments

None.

Subsequent Developments

None.

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

Future Financings

We will continue to rely on equity sales of our common shares and borrowings in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 6, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

1.Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

  2.Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

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

FRIENDLY ENERGY EXPLORATION

Dated:  May 13, 2011

/s/ Douglas Tallant

By: Douglas Tallant

Its: President & Chief Executive Officer

Dated:  May 13, 2011

/s/ Donald Trapp

By: Donald Trapp

Its:  Chief Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 13, 2011

/s/ Douglas Tallant

By:  Douglas Tallant

Its:  Director

Dated:  May 13, 2011

/s/ Donald Trapp

By:  Donald Trapp

Its:  Director