Form 10-Q
period 2011-06-30
FRIENDLY ENERGY EXPLORATION
filed 2011-08-15
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

As of August 9, 2011, there were 92,680,790 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

	Jun. 30, 2011	Dec. 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$38,887	$-
Accounts Receivable	31,654	8,729
Total current assets	70,541	8,729
Oil and Gas Properties - unproved	137,214	121,017
Property and equipment	62,831	66,790
Notes receivable	7,500	7,500
Other Assets	1,000	1,000

Total Assets	$279,087	$205,036

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$62,070	$59,545
Bank Indebtedness	-	1,842
Payroll Tax Liabilities	133,432	124,252
Judgment payable	193,675	213,250
Deferred Salaries	1,188,000	1,068,000
Interest Payable	325,474	272,528
Loan Payable	876,746	994,546
Loans Payable-Related Parties	244,474	210,400
Total current liabilities	3,023,872	2,944,363

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 100,000,000 shares
authorized, 92,680,790 and 70,238,790 shares,
respectively, issued and outstanding	70,239	70,239
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 3,577,302 and 3,577,302 shares,	3,577	3,577
respectively, issued and outstanding
Additional paid-in capital	4,199,283	3,820,863
Accumulated deficit during the development stage	(2,201,561)	(2,201,561)
Accumulated deficit during the exploration stage	(4,816,322)	(4,432,444)
Total stockholders' deficit	(2,744,784)	(2,739,327)

Total liabilities and stockholders' deficit	$279,087	$205,036

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

					From Inception	From Inception
	For the Three	For the Three	For the Six	For the Six	Development Stage (Jan. 7,	Exploration Stage (Feb. 11,
	Months Ended	Months Ended	Months Ended	Months Ended	1993) through	2005) through
	Jun. 30, 2011	Jun. 30, 2010	Jun. 30, 2011	Jun. 30, 2010	Feb. 10, 2005	Jun. 30, 2011

Revenue	$13,209	$ 21,672	$33,082	$30,573	$ 13,372	$ 101,575

Operating expenses
Bad Debt Expense	-	-	-	-	-	319,000
Depletion	1,981	-	4,962	-	-	12,828
Depreciation	2,260	292	4,900	529	35,287	20,742
Dry Hole Cost	-	-	-	-	-	88,157
General and administrative	2,426	4,065	4,758	7,117	218,930	93,235
Intangible Drilling Costs	-	-	-	-	-	333,206
Officer Wages	60,000	60,000	120,000	120,000	-	1,587,000
Oil Well Operations Cost	108,815	218,714	170,637	317,853	-	687,627
Oil & Gas Royalties	289		1,887			3,455
Payroll Expenses	4,590	4,590	9,180	9,180	213,228	96,164
Professional Fees	11,690	19,231	12,145	31,899	711,228	330,726
Rent	3,141	-	4,239	-	282,410	11,870
Stock Based Compensation	-	1,931	-	3,760	156,825	363,342
Travel & Entertainment	4,301	11,867	10,880	17,317	128,687	73,757
Total operating expenses	199,492	320,690	343,588	507,654	1,746,595	4,021,108

Loss from operations	(186,284)	(299,018)	(310,506)	(477,081)	(1,733,223)	(3,919,533.42)

Other income (expenses):
Other income	-	-	-	-	120,605	76,118
Forgiveness of Debt	-	-	-	-	(122,765)	-
Impairment Loss on Asset	-	-	-	-	(442,800)	(328,970)
Interest Expense	(42,694)	(46,839)	(73,371)	(61,276)	(23,379)	(533,936)
Lawsuit Judgment	-	-	-	-	-	(110,000)
Total other income (expenses)	(42,694)	(46,839)	(73,371)	(61,276)	(468,339)	(896,788)

Loss before provision for income taxes	(228,978)	(345,857)	(383,877)	(538,357)	(2,201,561)	(4,816,322)
Provision for income taxes	-	-	-	-	-	-

Net loss	$(228,978)	$(345,857)	$(383,877)	$(538,357)	$ (2,201,561)	$ (4,816,322)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDER DEFICIT

						Accumulated	Accumulated
						Deficit	Deficit
	Common Stock		Preferred Stock		Additional	Development Stage	Exploration Stage	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Prior to 2- 11-05	From 2-11- 05	Stockholders' Deficit

Common shares issued for cash, $0.002	1,000,000	1,000	-	-	1,000			2,000
Preferred shares issued for cash, $0.075 per share	-	-	200,000	200	14,800	-	-	15,000
Preferred shares issued for cash, $0.182 per share	-	-	275,000	275	49,725			50,000
Preferred shares issued for debt settlement, $0.056 per share	-	-	2,500,000	2,500	137,500	-	-	140,000
Preferred shares issued for debt settlement, $0.21 per share	-	-	1,200,000	1,200	250,800			252,000
Conversion of preferred stock	30,000,000	30,000	(3,000,000)	(3,000)	(27,000)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	3,288	-	-	3,288
Net Loss	-	-	-	-	-	-	(1,094,332)	(1,094,332)
Balance, December 31, 2009	52,568,790	$52,569	8,842,302	$8,842	$4,097,805	($2,201,561)	($3,459,931)	($1,502,276)

Preferred shares issued for cash, $0.20 per share	-	-	25,000	25	4,975	-	-	5,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	14,925	-	-	15,000
Preferred Shares Repurchased	-	-	(4,200,000)	(4,200)	(437,800)	-	-	(442,000)
Common shares issued for cash, $0.0075	1,000,000	1,000	-	-	6,500	-	-	7,500
Common shares issued for cash, $0.028	500,000	500	-	-	13,500	-	-	14,000
Common shares issued for services $0.028	1,770,000	1,770	-	-	48,230	-	-	50,000
Common shares issued for services $0.033	2,000,000	2,000	-	-	64,000	-	-	66,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	15,675	-	-	15,750
Conversion of preferred stock	12,400,000	12,400	(1,240,000)	(1,240)	(11,160)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	4,213	-	-	4,213
Net Loss	-	-	-	-	-	-	(972,514)	(972,514)
Balance, December 31, 2010	70,238,790	$70,239	3,577,302	$3,577	$3,820,863	($2,201,561)	($4,432,444)	($2,739,327)

Common shares issued for cash, $0.010	6,400,000	6,400	-	-	57,600	-	-	64,000
Common shares issued for services $0.010	2,042,000	2,042	-	-	18,378	-	-	20,420
Preferred shares issued for cash, $0.21 per share	-	-	1,400,000	1,400	15,675	-	-	294,000
Conversion of preferred stock	14,000,000	14,000	(1,400,000)	(1,400)	(12,600)	-	-	-
Net Loss	-	-	-	-	-	-	(383,877)	(383,877)
Balance, June 30, 2011	92,680,790	$92,681	3,577,302	$3,577	$3,899,916	$(2,201,561)	$(4,816,321)	$(2,744,784)

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

					From Inception	From Inception
					Development	Exploration
	For the	For the	For the	For the	Stage	Stage
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(Jan. 7, 1993) through	(Feb. 11, 2005) through
	Jun. 30, 2011	Jun. 30, 2010	Jun. 30, 2011	Jun. 30, 2010	Feb. 10, 2005	Jun. 30 2010

Cash flows from operating activities:
Net loss	$ (228,978)	$(345,857)	$ (383,877)	$ (538,357)	$ (2,202,562)	$(4,816,322)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depletion	1,981		4,962		-	12,828
Depreciation	2,260	325	4,694	562	35,287	20,535
Stock Based Compensation	-	1,931	-	3,760	(61,635)	581,803
Impairment Loss	-	-	-	-	442,800	452,090
Bad Debt Expense	-	-	-	-		319,000
Changes in operating assets and liabilities:			-			-
Accounts Receivable	(10,733)	(64,468)	(22,925)	(64,468)	-	(31,654)
Accounts Payable	4,403	54,159	3,458	46,757	74,857	(11,156)
Advances	-	-	-	-	-	-
Judgment payable	(14,909)	6,184	(19,575)	12,216	-	193,675
Interest Payable	27,603	8,405	52,946	16,810	23,079	302,395
Payroll Liabilities	4,590	4,590	9,180	9,180	37,268	96,165
Deferred Salaries	60,000	60,000	120,000	120,000	-	1,188,000
Net cash used by operating activities	(153,782)	(274,730)	(231,137)	(393,540)	(1,650,906)	(1,692,641)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,072)	(941)	(4,072)	(41,718)	(77,142)
Issuance of promissory notes	-	-	-	-	-	(326,500)
Investment in oil and gas properties	(10,000)	-	(21,160)	(67,500)	-	(602,132)
Net cash used by investing activities	(10,000)	(4,072)	(22,101)	(71,572)	(41,718)	(1,005,774)

Cash flows from financing activities:
Proceeds from issuance of notes payable	(208,300)	224,905	(117,800)	728,990	-	1,177,049
Proceeds from issuance of common stock	84,420	21,500	84,420	21,500	112,970	588,439
Proceeds from issuance of preferred stock	294,000	-	294,000	(422,000)	1,559,654	657,068
Proceeds on borrowings from related parties	(1,728)	13,264	34,074	123,566	20,000	315,473
Net cash provided by financing activities	168,392	259,669	294,694	452,055	1,692,624	2,738,029

Net increase in cash	4,610	(19,133)	40,729	(13,056)	-	38,887

Cash, beginning of period	34,277	21,115	(1,841)	15,038	-	-

Cash, end of period	$ 38,887	$ 1,982	$ 38,887	$ 1,982	$ -	$ 38,887

See Accompanying Notes to Consolidated Financial Statements

FRIENDLY ENERGY EXPLORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

These unaudited interim financial statements as of and for the three months ended June 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended June 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011

1.

DESCRIPTION OF BUSINESS AND HISTORY

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern – The Company incurred net losses of $4,816,322 from the period of February 11, 2005 (date of entering the oil and gas exploration business) through June 30, 2010 and has commenced its operations on a limited basis. The Company is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Recent accounting pronouncements – In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events ( ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is no longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

3.

OIL & GAS PROPERTIES

	December 31, 2010	June 30, 2011
	$	$
Oil & Gas Properties - Unproved
Panther Lease	9,873	12,519
Byler Lease	45,143	33,983
Mud Creek Lease	20,000	10,000
Hutchins Lease	2,400	2,400
South Thrifty Lease	59,799	62,115
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	458,166	449,987
Impairment	(328,970)	(328,970)
Total oil & gas properties	137,214	121,017

Byler Lease – In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  In 2010, there were additional lease costs of $333, and in 2011 there were additional lease costs of $11,160.  The property totals 372 acres and consists of 17 wells.  The Company remits a 22% royalty payment.  As at June 30, 2011, there was production on the property from six wells.  We are planning to rework additional wells.

Hutchins Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $2,400.  The property totals 194 acres.  Upon production, the Company will remit a 15.125% royalty payment.  As at June 30, 2011, there was no production on the property.

Mud Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  The property totals 355 acres.  Upon production, the Company will remit a 22% royalty payment.  As at June 30, 2011, there was no production on the property.

Panther Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  After the depletion allowance, the balance is $9,873.  The property totals 155 acres.  The Company remits a 22% royalty payment.  As at June 30, 2011, there was production on the property from three wells.  We are planning to rework additional wells.

South Thrifty Lease - In the first quarter of 2010, the Company purchased, through its wholly-owned subsidiary, a 50% interest in oil and gas properties in central Texas for $67,500.  After the depletion allowance, the balance is $62,070.  The property totals 1,000 acres.  The Company remits approximately a 22% royalty payment (the royalty payment varies for the wells).  As at June 30, 2011, there was production on the property from sixteen wells.  We are planning to rework additional wells.

4.

PROPERTY & EQUIPMENT

Property and equipment consist of the following as of December 31, 2010 and 2009:

	June 30, 2011	June 30, 2010
Furniture and Fixtures	$23,858	$20,102
Computers and Equipment	28,548	26,353
Oil Field Equipment	67,392	0
	119,798	46,455
Less: accumulated depreciation	(56,967)	(45,274)
Net Furniture, fixtures, computers & equipment	$62,831	$1,181

5.

RELATED PARTY TRANSACTIONS

In the second quarter of 2011, the officers agreed with the Company to defer their salaries totaling $60,000, see note 7.

As of June 30, 2011 and 2010, loans payable from related parties consists of the following:

	June 30 2011	June 30, 2010
Notes payable from officers of the Company bearing interest at 8% unsecured and due on demand	$244,474	$147,443

6.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $133,432 and $119,611 for the quarters ended June 30, 2011 and 2010, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $96,164 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $1,188,000 and 948,000 for the quarters ended June 30, 2011 and 2010, respectively.

The company has accrued interest in the amount of $325,474 and $206,176 for the quarters ended June 30, 2011 and 2010, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

7.

STOCKHOLDERS’ DEFICIT

Common Shares:  As of June 30, 2011 and 2010, there were 92,680,790 and 52,568,790 shares of common stock outstanding.  During the quarter ended June 30, 2011, the Company issued 8,442,000 common shares.

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock.  Holders of preferred stock are entitled to twenty votes for each share of record on all matters to be voted on by shareholders.  During the quarter ended June 30, 2011, the Company issued 1,400,000 preferred shares.  As of June 30, 2011 and 2010 there were 3,577,302 and 4,742,302 shares of preferred stock outstanding.

8.

STOCK OPTIONS

The Company granted no options under the Company’s Stock Option Plan in the second quarter of 2011 and had no stock-based compensation expense.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Balance – December 31, 2007 and 2008	400,000	0.55

Granted in 2009	1,500,000	0.005

Balance – June 30, 2011	1,900,000	0.12	7.80	–

Additional information regarding stock options as of June 30, 2011, is as follows:

Number of Options	Exercise Price $	Expiry Date

40,000	1.25	April 20, 2015
60,000	1.56	September 28, 2016
300,000	0.25	December 27, 2017
1,500,000	0.005	July 23, 2019

1,900,000

There are no non-vested stock options and the Company had no unrecognized compensation expense relating to unvested options as of June 30, 2011

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

10.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.  With accrued interest and less principal paid of $80,000, the balance at December 31, 2010 is $193,675, as reported in the liability section of the balance sheet.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	June 30,
	2011	2010
Current Assets	$279,087	$ 207,656
Current Liabilities	$3,023,872	$2,645,799
Working Capital (Deficit)	$(2,744,784)	$(2,438,143)

Cash Flows

	June 30, 2011	June 30, 2010
Cash Flows from (used in) Operating Activities	$(1353,782)	$(274,730)
Cash Flows from (used in) Investing Activities	$(10,000)	$(4,072)
Cash Flows from (used in) Financing Activities	$168,392	$259,669
Net Increase (decrease) in Cash During Period	$4,610	$(19,133)

Operating Revenues

Operating revenues for the period ended June 30, 2011 was $13,209 and is comprised of oil and gas revenues.

Operating revenues for the period ended June 30, 2010 was $21,672 and is comprised of oil and gas revenues.

Operating Expenses and Net Loss

Operating expenses for the period ended June 30, 2011 was $199,492 and is comprised mostly of oil well operations costs and deferred salaries.

Operating expenses for the period ended June 30, 2010 was $320,690 and is comprised mostly of oil well operations costs and deferred salaries.

Net loss for the period ended June 30, 2011 was $228,978 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Net loss for the period ended June 30, 2010 was $345,857 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash and total asset balance was $279,087 compared to $207,656 as at June 30, 2010. The increase in total assets is attributed to oil and gas property purchased and increased cash balances.

As at June 30, 2011, the Company had total liabilities of $3,023,872 compared with total liabilities of $2,645,799 as at June 30, 2010. The increase in total liabilities was attributed primarily to an increase of loans payable and of deferred salaries.

As at June 30, 2011, the Company had a working capital deficit of $2,744,784 compared with a working capital deficit of $2,438,143 as at June 30, 2010.  The increase in working capital deficit was attributed to net loss over the past twelve months.

Cashflow from Operating Activities

During the period ended June 30, 2011, the Company used $153,782 of cash for operating activities compared to the use of $274,730 of cash for operating activities during the period ended June 30, 2010. The change in net cash used in operating activities is attributed to a smaller net loss and a reduction in accounts receivable.

Cashflow from Investing Activities

During the period ended June 30, 2011, the Company used $10,000 of cash from investing activities compared to $67,500 for the period ended March 31, 2010.  The change in cash flows from investing activities is attributed to an additional investment in one of the leases.

Cashflow from Financing Activities

During the period ended June 30, 2011, the Company received $168,392 of cash from financing activities compared to $259,669 for the period ended June 30, 2010.  The change in cash flows from financing activities is attributed to a reduction in notes payable.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 6, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On April 7, 2011, the Board of Directors appointed Rick Hutchins (“Mr. Hutchins”) to serve as the Company’s Chief Operating Officer.  On April 7, 2011, Mr. Hutchins accepted the appointment.

The biography for Mr. Hutchins is set forth below:

Rick Hutchins has been involved in the oil and gas business in Texas and Oklahoma for over forty years and is from a family whose involvement in the business began in 1926.  He was largely responsible for the discovery of one of the largest Mississippian Age reefs in Texas and one of the largest gas fields ever discovered in Brown County, Texas, because of his geologic evaluations in the early 1980's.  Mr. Hutchins has provided geological and mapping consulting services for several oil and gas companies.  He was also one of the founders of a risk management/insurance company which specialized in oil and gas risks and lease evaluations.   Mr. Hutchins has a Bachelor of Science degree in psychology and a Ph.D. degree in psychology with a minor in geology from the University of North Texas.  After earning his Ph.D., he audited a number of courses in geology at the University of Texas at Arlington.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01b	Certificate of Amendment to Articles of Incorporation dated April 21, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01c	Certificate of Amendment to Articles of Incorporation dated April 28, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01d	Certificate of Amendment to Articles of Incorporation dated September 25, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01e	Certificate of Amendment to Articles of Incorporation dated April 2, 1999	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01f	Amended and Restated Articles of Incorporation	Filed with the SEC on November 15, 2010 as part of our Quarterly Report on Form 10-Q.
3.02	Bylaws	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
4.01	2010 Share Incentive Plan	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
10.01	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.02	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Donald Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.03	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.04	Promissory Note dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.05	Promissory Note dated March 31, 2010 between the Registrant and Donald L. Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.06	Promissory Note dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	File herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	File herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	File herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	File herewith.

* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY ENERGY EXPLORATION

Dated: August 11, 2011

/s/ Douglas Tallant

By: Douglas Tallant

Its: President & Chief Executive Officer

Dated: August 11, 2011

/s/ Donald Trapp

By: Donald Trapp

Its:  Chief Financial Officer, Secretary & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: August 11, 2011

/s/ Douglas Tallant

By:  Douglas Tallant

Its:  Director

Dated: August 11, 2011

/s/ Donald Trapp

By:  Donald Trapp

Its:  Director