Form 10-Q
period 2011-09-30
FRIENDLY ENERGY EXPLORATION
filed 2011-11-14
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-31423

FRIENDLY ENERGY EXPLORATION

(Name of small business issuer in its charter)

Nevada	91-1832462
(State of incorporation)	(I.R.S. Employer Identification No.)

6005 N. Highway 279

Brownwood, TX 76801

(Address of principal executive offices)

(702) 953-0411

(Registrant’s telephone number)

4601 N. Highway 279

Brownwood, TX 76801

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

As of November 10, 2011, there were 107,180,790 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FRIENDLY ENERGY EXPLORATION

An Exploration Stage Company

Financial Statements

September 30, 2011

Index

Balance Sheet

4

Statement of Operations

5

Statement of Cash Flows

6

Statement of Stockholders’ Equity

7

Notes to the Financial Statements

8

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Balance Sheet

(Expressed in U.S. Dollars)

(unaudited)

	Sep. 30, 2011	Dec. 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$3,118	$-
Accounts Receivable	56,635	8,729
Total current assets	59,753	8,729
Oil and Gas Properties - unproved	135,055	121,017
Property and equipment	60,366	66,790
Notes receivable	7,500	7,500
Other Assets	1,000	1,000

Total Assets	$263,674	$205,036

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$59,189	$59,545
Bank Indebtedness	-	1,842
Payroll Tax Liabilities	136,162	124,252
Interest Payable	349,684	272,528
Loan Payable	518,561	994,546
Loans Payable-Related Parties	245,993	210,400
Total current liabilities	1,309,590	1,663,114
Long-term Liabilities
Loan Payable	320,000	-
Judgment payable	158,098	213,250
Deferred Salaries	1,248,000	1,068,000
Total long-term liabilities	1,726,098	1,281,250
Total Liabilities	3,035,688	2,944,364

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 290,000,000 shares authorized, 107,180,790 and 70,238,790 shares, respectively, issued and outstanding	107,181	70,239
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 3,777,302 and 3,577,302 shares, respectively, issued and outstanding	3,777	3,577
Additional paid-in capital	4,357,141	3,820,863
Accumulated deficit during the development stage	(2,201,561)	(2,201,561)
Accumulated deficit during the exploration stage	(5,038,552)	(4,432,444)
Total stockholders' deficit	(2,772,014)	(2,739,327)

Total liabilities and stockholders' deficit	$263,674	$205,036

(The accompanying notes are an integral part of these consolidated financial statements)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Statement of Operations

(Expressed in U.S. Dollars)

(unaudited)

	For the Three Months Ended Sep. 30, 2011	For the Three Months Ended Sep. 30, 2010	For the Nine Months Ended Sep. 30, 2011	For the Nine Months Ended Sep. 30, 2010	From Inception Development Stage (Jan. 7, 1993) through Feb. 10, 2005	From Inception Exploration Stage (Feb. 11, 2005) through Sep. 30, 2011

Revenue	$ 14,397	$ 15,109	$ 47,479	$ 45,682	$ 13,372	$ 115,972

Operating expenses
Bad Debt Expense	-	-	-	-	-	319,000
Depletion	2,160	-	7,122	-	-	14,988
Depreciation	2,466	292	7,365	820	35,287	23,208
Dry Hole Cost	-	-	-	-	-	88,157
General and administrative	1,773	1,725	6,531	8,842	218,930	95,009
Intangible Drilling Costs	-	-	-	-	-	333,206
Officer Wages	60,000	60,000	180,000	180,000	-	1,647,000
Oil Well Operations Cost	87,005	77,171	258,508	395,024	-	773,657
Oil & Gas Royalties	779	1,276	2,666	1,276	-	4,234
Payroll Expenses	2,730	2,730	11,910	11,910	213,228	98,894
Professional Fees	13,079	14,640	25,224	46,539	711,228	343,805
Rent	2,849	-	5,989	-	282,410	14,719
Stock Based Compensation	-	50,452	-	54,212	156,825	363,342
Travel & Entertainment	128	7,667	11,008	24,984	128,687	73,886
Total operating expenses	172,970	215,952	516,325	723,606	1,746,595	4,193,103

Loss from operations	(158,572)	(200,843)	(468,846)	(677,925)	(1,733,223)	(4,077,131)

Other income (expenses):
Other income	-	-	-	-	120,605	76,118
Forgiveness of Debt	-	-	-	-	(122,765)	-
Impairment Loss on Asset	-	-	-	-	(442,800)	(328,970)
Interest Expense	(64,633)	(14,539)	(138,004)	(75,815)	(23,379)	(598,569)
Lawsuit Judgment	-	-	-	-	-	(110,000)
Total other income (expenses)	(64,633)	(14,539)	(138,004)	(75,815)	(468,339)	(961,421)

Loss before provision for income taxes	(223,205)	(215,382)	(606,850)	(753,740)	(2,201,561)	(5,038,552)
Provision for income taxes	-	-	-	-	-	-

Net loss	$ (223,205)	$ (215,382)	$ (606,850)	$ (753,740)	$ (2,201,561)	$ (5,038,552)

Basic and diluted loss per common share	$ (0.002)	$ (0.004)	$ (0.007)	$ (0.014)	$ (0.28)	$ (0.19)

Basic and diluted weighted average common shares outstanding	91,164,307	60,742,595	84,189,135	55,442,380	7,762,659	29,392,329

(The accompanying notes are an integral part of these consolidated financial statements)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	For the Three Months Ended Sep. 30, 2011	For the Three Months Ended Sep. 30, 2010	For the Nine Months Ended Sep. 30, 2011	For the Nine Months Ended Sep. 30, 2010	From Inception Development Stage (Jan. 7, 1993) through Feb. 10, 2005	From Inception Exploration Stage (Feb. 11, 2005) through Sep. 30, 2011

Cash flows from operating activities:
Net loss	$ (223,205)	$ (215,382)	$ (606,850)	$ (753,740)	$ (2,201,561)	$ (5,038,552)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depletion	2,160	-	7,122	-	-	14,988
Depreciation	2,466	359	7,365	921	35,287	23,206
Stock Based Compensation	-	452	-	4,212	(61,635)	581,803
Impairment Loss	-	-	-	-	442,800	452,090
Bad Debt Expense	-	-	-	-	-	319,000
Changes in operating assets and liabilities:
Accounts Receivable	(24,981)	40,618	(47,906)	(23,850)	-	(56,635)
Accounts Payable	(1,905)	(2,218)	387	43,838	73,857	(14,242)
Advances	-	-	-	-	-	-
Judgment payable	(35,577)	(13,866)	(55,152)	(1,650)	-	158,098
Interest Payable	24,210	8,405	77,156	25,215	23,079	326,605
Payroll Liabilities	2,730	2,730	11,910	11,910	37,268	98,895
Deferred Salaries	60,000	60,000	180,000	180,000	-	1,248,000
Net cash used by operating activities	(194,103)	(118,903)	(425,968)	(513,144)	(1,650,906)	(1,886,744)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(941)	(4,072)	(41,718)	(77,142)
Issuance of promissory notes	-	-	-	-	-	(326,500)
Investment in oil and gas properties	-	-	(21,160)	(67,500)	-	(602,132)
Net cash used by investing activities	-	-	(22,101)	(71,572)	(41,718)	(1,005,774)

Cash flows from financing activities:
Proceeds from issuance of notes payable	(38,185)	83,602	(155,985)	812,592	-	1,138,864
Proceeds from issuance of common stock	145,000	50,000	229,420	71,500	112,970	733,439
Proceeds from issuance of preferred stock	50,000	-	344,000	(422,000)	1,559,654	707,068
Proceeds on borrowings from related parties	1,519	15,380	35,593	138,946	20,000	316,992
Net cash provided by financing activities	158,334	148,983	453,028	601,038	1,692,624	2,896,363

Net increase in cash	(35,769)	30,080	4,959	16,322	-	3,118
Cash, beginning of period	38,887	1,280	(1,841)	15,038	-	-
Cash, end of period	$ 3,118	$ 31,360	$ 3,118	$ 31,360	$ -	$ 3,118

(The accompanying notes are an integral part of these consolidated financial statements)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Statement of Stockholders’ Equity

(Expressed in U.S. Dollars)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid – In Capital	Accumulated Deficit Development Stage Prior to 2-11-05	Accumulated Deficit Development Stage From 2-11-05	Total Stockholders’ Deficit

	Shares	Amount	Shares	Amount
Common shares issued for cash, $0.002	1,000,000	1,000	-	-	1,000			2,000
Preferred shares issued for cash, $0.075 per share	-	-	200,000	200	14,800	-	-	15,000
Preferred shares issued for cash, $0.182 per share	-	-	275,000	275	49,725			50,000
Preferred shares issued for debt settlement, $0.056 per share	-	-	2,500,000	2,500	137,500	-	-	140,000
Preferred shares issued for debt settlement, $0.21 per share	-	-	1,200,000	1,200	250,800			252,000
Conversion of preferred stock	30,000,000	30,000	(3,000,000)	(3,000)	(27,000)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	3,288	-	-	3,288
Net Loss	-	-	-	-	-	-	(1,094,332)	(1,094,332)
Balance, December 31, 2009	52,568,790	$52,569	8,842,302	$8,842	$4,097,805	($2,201,561)	($3,459,931)	($1,502,276)

Preferred shares issued for cash, $0.20 per share	-	-	25,000	25	4,975	-	-	5,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	14,925	-	-	15,000
Preferred Shares Repurchased	-	-	(4,200,000)	(4,200)	(437,800)	-	-	(442,000)
Common shares issued for cash, $0.0075	1,000,000	1,000	-	-	6,500	-	-	7,500
Common shares issued for cash, $0.028	500,000	500	-	-	13,500	-	-	14,000
Common shares issued for services $0.028	1,770,000	1,770	-	-	48,230	-	-	50,000
Common shares issued for services $0.033	2,000,000	2,000	-	-	64,000	-	-	66,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	15,675	-	-	15,750
Conversion of preferred stock	12,400,000	12,400	(1,240,000)	(1,240)	(11,160)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	4,213	-	-	4,213
Net Loss	-	-	-	-	-	-	(972,514)	(972,514)
Balance, December 31, 2010	70,238,790	$70,239	3,577,302	$3,577	$3,820,863	($2,201,561)	($4,432,444)	($2,739,327)

Common shares issued for cash, $0.010	17,900,000	17,900	-	-	161,100	-	-	179,000
Common shares issued for services $0.010	5,042,000	5,042	-	-	45,378	-	-	50,420
Preferred shares issued for cash, $0.21 per share	-	-	1,400,000	1,400	292,600	-	-	294,000
Preferred shares issued for cash, $0.25 per share	-	-	200,000	200	49,800	-	-	50,000
Conversion of preferred stock	14,000,000	14,000	(1,400,000)	(1,400)	(12,600)	-	-	-
Net Loss	-	-	-	-	-	-	(606,850)	(606,850)
Balance, September 30, 2011	107,180,790	$107,181	3,777,302	$3,777	$4,357,141	($2,201,561)	($5,038,552)	($2,772,014)

(The accompanying notes are an integral part of these consolidated financial statements)

FRIENDLY ENERGY EXPLORATION

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

These unaudited interim financial statements as of and for the nine months ended September 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011

1.

DESCRIPTION OF BUSINESS AND HISTORY

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

On March 9, 2000, the Company formed a wholly owned subsidiary named Friendly Energy Services, Inc.  All oil and gas activities are conducted through this subsidiary except for work over and drilling operations.  On March 3, 2010, the Company formed a wholly owned subsidiary named Friendly Energy Drilling, Inc.  All major work over and drilling operations are conducted through this subsidiary.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern – The Company incurred net losses of $5,038,552 from the period of February 11, 2005 (date of entering the oil and gas exploration business) through September 30, 2011 and has commenced its operations on a limited basis. The Company is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent accounting pronouncements – In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is no longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.

OIL & GAS PROPERTIES

	September 30, 2011 $	December 31, 2010 $
Oil & Gas Properties - Unproved
Panther Lease	9,873	12,519
Byler Lease	45,143	33,983
Mud Creek Lease	20,000	10,000
Hutchins Lease	2,400	2,400
South Thrifty Lease	57,639	62,115
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	464,025	449,987
Impairment	(328,970)	(328,970)
Total oil & gas properties	135,55	121,017

Byler Lease – In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  In 2010, there were additional lease costs of $333, and in 2011 there were additional lease costs of $11,160.  The property totals 372 acres and consists of 17 wells.  The Company remits a 22% royalty payment.  As at September 30, 2011, there was production on the property from six wells.  We are planning to rework additional wells.

Hutchins Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $2,400.  The property totals 194 acres.  Upon production, the Company will remit a 15.125% royalty payment.  As at September 30, 2011, there was no production on the property.

Mud Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  In 2011 there were additional lease costs of $11,160.  The property totals 355 acres.  Upon production, the Company will remit a 22% royalty payment.  As at September 30, 2011, there was no production on the property.

Panther Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  After the depletion allowance, the balance is $9,873.  The property totals 155 acres.  The Company remits a 22% royalty payment.  As at September 30, 2011, there was production on the property from three wells.  We are planning to rework additional wells.

South Thrifty Lease - In the first quarter of 2010, the Company purchased, through its wholly-owned subsidiary, a 50% interest in oil and gas properties in central Texas for $67,500.  After the depletion allowance, the balance is $57,639.  The property totals 1,000 acres.  The Company remits approximately a 22% royalty payment (the royalty payment varies for the wells).  As at September 30, 2011, there was production on the property from sixteen wells.  We are planning to rework additional wells.

4.

PROPERTY & EQUIPMENT

Property and equipment consist of the following as of September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Furniture and Fixtures	$21,980	$21,980
Computers and Equipment	$9,488	$28,548
Oil Field Equipment	$67,392	$0
	$18,860	$50,528
Less: accumulated depreciation	(58,494)	$(45,960)
Net Furniture, fixtures, computers & equipment	60,366	$4,568

5.

RELATED PARTY TRANSACTIONS

In the third quarter of 2011, the officers agreed with the Company to defer their salaries totaling $60,000, see note 6.

As of September 30, 2011 and 2010, loans payable from related parties consists of the following:

	September 30, 2011	September 30, 2010
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$ 245,993	$162,823

6.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $136,162 and $122,341 for the quarters ended September 30, 2011 and 2010, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $98,894 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to three officers in the amount of $1,248,000 and 1,008,000 for the quarters ended September 30, 2011 and 2010, respectively.

The company has accrued interest in the amount of $349,684 and $214,581 for the quarters ended September 30, 2011 and 2010, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

7.

STOCKHOLDERS’ DEFICIT

Common Shares:  As of September 30, 2011 and 2010, there were 107,180,790 and 68,238,790 shares of common stock outstanding.  During the quarter ended September 30, 2011, the Company issued 14,500,000 common shares.

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock.  Holders of preferred stock are entitled to twenty votes for each share of record on all matters to be voted on by shareholders.  During the quarter ended September 30, 2011, the Company issued 200,000 preferred shares.  As of September 30, 2011 and 2010 there were 3,777,302 and 3,502,302 shares of preferred stock outstanding.

8.

STOCK OPTIONS & WARRANTS

The Company granted no options under the Company’s Stock Option Plan in the second quarter of 2011 and had no stock-based compensation expense.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2007 and 2008	400,000	0.55

Granted in 2009	1,500,000	0.005

Balance – September 30, 2011	1,900,000	0.12	7.80	–

8.

STOCK OPTIONS & WARRANTS (CONTINUED)

Additional information regarding stock options as of September 30, 2011, is as follows:

Number of Options	Exercise Price $	Expiry Date

40,000	1.25	April 20, 2015
60,000	1.56	September 28, 2016
300,000	0.25	December 27, 2017
1,500,000	0.005	July 23, 2019

1,900,000

There are no non-vested stock options and the Company had no unrecognized compensation expense relating to unvested options as of September 30, 2011.

The Company granted warrants under a non-brokered subscription agreement on July 15, 2011.  12,000,000 warrants were granted with each warrant entitling the holder to purchase one additional share of common stock of the Corporation at $0.015 per share until July 15, 2013.

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

10.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.  With accrued interest and less principal paid of $120,000, the balance at December 31, 2010 is $158,098, as reported in the liability section of the balance sheet.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2011	September 30, 2010
Current Assets	$263,674	$205,036
Current Liabilities	$3,035,688	$2,944,364
Working Capital (Deficit)	$(2,772,014)	$(2,739,327)

Cash Flows

	September 30, 2011	September 30, 2010
Cash Flows from (used in) Operating Activities	$(194,103)	$(118,903)
Cash Flows from (used in) Investing Activities	$-	$-
Cash Flows from (used in) Financing Activities	$158,334	$148,983
Net Increase (decrease) in Cash During Period	$(35,769)	$30,080

Operating Revenues

Operating revenues for the period ended September 30, 2011 was $14,397 and is comprised of oil and gas revenues.

Operating revenues for the period ended September 30, 2010 was $15,109 and is comprised of oil and gas revenues.

Operating Expenses and Net Loss

Operating expenses for the period ended September 30, 2011 was $172,970 and is comprised mostly of oil well operations costs and deferred salaries.

Operating expenses for the period ended September 30, 2010 was $215,952 and is comprised mostly of oil well operations costs and deferred salaries.

Net loss for the period ended September 30, 2011 was $223,205 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Net loss for the period ended September 30, 2010 was $215,382 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Liquidity and Capital Resources

As at September 30, 2011, the Company’s cash and total asset balance was $263,674 compared to $205,036 as at September 30, 2010. The increase in total assets is attributed mainly to an increase in accounts receivable due for working interest operating expenses.

As at September 30, 2011, the Company had total liabilities of $3,035,688 compared with total liabilities of $2,944,364 as at September 30, 2010. The increase in total liabilities was attributed to primarily to an increase of interest payable and of deferred salaries.  Loans payable were reduced.

As at September 30, 2011, the Company had a working capital deficit of $2,772,014 compared with a working capital deficit of $2,739,327 as at September 30, 2010.  There was very little change in working capital deficit.

Cashflow from Operating Activities

During the period ended September 30, 2011, the Company used $194,103 of cash for operating activities compared to the use of $118,903 of cash for operating activities during the period ended September 30, 2010. The change in net cash used in operating activities is attributed to a larger net loss and an increase in accounts receivable and judgment payable.

Cashflow from Investing Activities

During the period ended June 30, 2011and the period ended March 31, 2010, there were no changes in cash flows from investing activities.

Cashflow from Financing Activities

During the period ended September 30, 2011, the Company received $158,334 of cash from financing activities compared to $148,983 for the period ended September 30, 2010.  The change in cash flows from financing activities is attributed to an increase in proceeds from issuance of stock which was partially offset by a reduction in notes payable.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 6, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01a	Articles of Incorporation	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01b	Certificate of Amendment to Articles of Incorporation dated April 21, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01c	Certificate of Amendment to Articles of Incorporation dated April 28, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01d	Certificate of Amendment to Articles of Incorporation dated September 25, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01e	Certificate of Amendment to Articles of Incorporation dated April 2, 1999	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01f	Amended and Restated Articles of Incorporation	Filed with the SEC on November 15, 2010 as part of our Quarterly Report on Form 10-Q.
3.02	Bylaws	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
4.01	2010 Share Incentive Plan	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
10.01	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.02	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Donald Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.03	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.04	Promissory Note dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.05	Promissory Note dated March 31, 2010 between the Registrant and Donald L. Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.06	Promissory Note dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLY ENERGY EXPLORATION
Dated: November 10, 2011	/s/ Douglas Tallant
By: DOUGLAS TALLANT
Dated: November 10 , 2011	Its: President and Chief Executive Officer /s/ Donald Trapp By: DONALD TRAPP Its: Chief Financial Officer & Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 10, 2011	/s/ Douglas Tallant
By: DOUGLAS TALLANT Its: Director

Dated: November 10, 2011

        /s/ Donald Trapp

By: DONALD TRAPP

Its:  Director