Form 10-K
period 2011-12-31
FRIENDLY ENERGY EXPLORATION
filed 2012-03-29
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ________ to _________

FRIENDLY ENERGY EXPLORATION

(Exact name of registrant as specified in its charter)

Nevada	000-31423	91-1832462
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
6005 N. Highway 279 Brownwood, Texas 76801 (Address of principal executive offices)
(702) 953-0411
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $1,275,913 based upon the price ($0.015) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “FEGR.OB”

As of March 26, 2012, there were 130,170,158 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

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

Our Business

The Company was originally incorporated to engage in any lawful activity for which corporations may be organized under the General Corporation Law of Nevada.  From its inception in 1993 until 2005, the Company was primarily engaged in establishing itself as an electric service provider (“ESP”) for electricity in California after the State deregulated power.  A few years later, the State reversed course and put ESPs out of business.  Subsequently, the Company began marketing cogeneration equipment to companies concerned about high electricity prices and brownouts.  For several years, the Company was dormant and then in 2005, it began investing in oil and gas joint ventures.

The Company is now in the business of oil and gas exploration and operations, and has found a niche market acquiring leases in established, low risk oil fields which have been poorly operated and shut-in.  In 2009, the Company acquired four oil and gas leases in central Texas with twenty-five wells totaling 1,036 acres, of which approximately 560 acres are in defined oil and gas fields.  The Company is a registered, “bonded” operator in Texas (Operator No. 286572).  Therefore, we are in full control of all operations.  In the first quarter of 2010, the Company acquired a fifth oil and gas lease in Central Texas totaling 1,000 acres with twenty-four wells.

Overview and Mission

Our primary focus is on acquiring leases and wells in established oil fields to minimize risk.  We expect to build share value through revenue from oil & gas wells.  The Company has acquired a total of five oil & gas leases on 2,036 acres in Central Texas, including 48 producing and shut-in wells.  Approximately 1,100 acres are in defined oil & gas fields.  These fields have several proven oil and gas zones, which enhances our potential production.  There are many opportunities for in-fill drilling.  The Company plans to acquire additional leases in the future.

The following has been accomplished in 2011:

•

Refurbished and replaced infrastructure on three leases including tank farms and water injection wells.

•

Reworked 4 wells.

The Company plans the following activities in 2012:

•

Complete refurbishment and replacement of infrastructure.

•

Rework several additional wells.

•

Recomplete several Fry wells in the deeper Caddo formation.

•

Drill several new in-fill wells.

•

Acquire additional leases.

Our Oil and Gas Properties

Our five oil and gas leases in Central Texas consist of the following:

Panther Creek Lease: The Panther Creek lease totals 115 acres of which approximately 70% is in defined Fry Sand oil field.  Of the thirteen wells, one is a water supply well, three are water injection wells and nine are Fry sand wells.  The water supply well is 2,885 feet deep.  The Company expects to re-complete this well as a Marble Falls Limestone well or possibly a Barnett Shale well.  The original Fry sand well was drilled to 2,680 feet; we expect to re-complete as a Marble Falls Limestone well or possibly a Barnett Shale well.  It may be feasible to deepen and re-complete some of the other Fry wells in the Caddo Limestone or Marble Falls Limestone.  Panther Creek has a 630-barrel tank farm and all infrastructure is completed.  As at December 31, 2011, there was production on the property from three wells.

Byler Lease: The Byler lease totals 372 acres of which approximately 57% is in a defined Fry Sand oil field.  The Fry sand is at a depth of 1,300 feet and is part of the Strawn Series which is a prolific oil producer in the region.  The Byler lease also contains the Marble Falls Limestone which is part of the lower Pennsylvanian System at approximately 2,300 feet.  Though the formation is "tight" in this area, "fracing" has been successful, and oil production has tested from 25BOPD to 150BOPD accompanied by impressive gas production.  Gas wells have tested as high as 21,200,000 cubic feet of gas per day.  Of the 17 existing wells on the lease, two are water injection wells, eleven are Fry wells and four are Marble Falls wells.  The Company has examined all 17 wells in the previous 3 months and has determined that 9 of these wells should be completed as producing oil and gas wells.  The Company has installed a new tank farm and three new pump jacks.  As at December 31, 2011, there was production on the property from six wells.  On March 16, 2012, the Company announced that the Company will soon be re-entering several dormant wells for testing on the Byler Lease.

Mud Creek Lease: The Mud Creek lease totals 355 acres of which approximately 56% is in a defined Fry Sand oil field.  Eight wells that had been producing were plugged several years ago at the mineral owners’ request to get rid of a fraudulent operator.  We expect to reenter all eight wells, but for planning purposes, we have assumed reentry of five wells.  It may be feasible to recomplete some of these Fry wells in the Caddo or Marble Falls.  A new tank farm and other infrastructure are needed on the Mud Creek lease.  As at December 31, 2011, there was no production on the property.

South Thrifty Lease: The South Thrifty lease totals 1,000 acres of which approximately 54% is in defined oil fields.  There are five Chappel Reef and Ellenberger oil wells and eighteen Chappel Reef gas wells.  There is also a water injection well.  Nineteen of the wells are currently producing.  The other five wells need some work.  One of the wells had an initial potential of 792 barrels per day.  Cheap and used casing was installed, which created a hole after only a short time and reduced production to 50 barrels per day.  There is very good potential for in-field drilling.  The South Thrifty lease has five tank farms.  As at December 31, 2011, there was production on the property from sixteen wells.

In 2012, the Company announced that it is moving into the next development phase of its South Thrifty lease by testing additional, productive formations in existing wells and drilling at least one new well.  The Company plans to test the shallower Caddo Limestone formation in a number of the lower producing gas wells. This formation principally is an oil bearing formation and has had a very good production life in wells in the region of South Thrifty. Electric and mud logs corroborate the presence of oil at the time of drilling, and with the price of oil continuing to increase, the Company believes that now is the opportune time to begin testing the Caddo in the existing wells.

With respect to drilling a new well, the Hunt Lease, also in South Thrifty, has had two excellent Ellenberger wells drilled on it at close to 900 BOPD.   The Company intends to continue drilling of this well to test the Ellenberger which is highly fractured in the South Thrifty Field and has had flow rates during testing on two other wells as much as 200 barrels of oil in less than four hours.

Hutchins Lease: The Hutchins lease totals 194 acres of which approximately 30% is in defined oil fields.  There are four Fry Sand wells and one Chappel Reef well.  The latter well was the discovery well for the Chappel Reef and has 300 feet of sands.  There were good oil shows, which were estimated could produce 35 to 40 barrels of oil per day, but the gas was even better—maximum open flow potential was 2,500 MCF per day.  In production, it did 500 MCF per day with gradual decline.  These wells were plugged in 2001 when the operator had financial problems and oil and gas prices were very low.  We expect to reenter the Chappel Reef well and one of the Fry Sand wells.  There is still very good potential for oil and gas production from these wells.  There is very good potential for in-field drilling.  A new tank farm and other infrastructure are needed on the Hutchins lease.  As at December 31, 2011, there was no production on the property.

Summary of our Oil and Gas Leases

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

Additional Acquisitions

The Company is currently negotiating the acquisition of additional leases in Texas and hopes to expand its operations across Texas in the future.

Competition

The oil and gas exploration and production industry is highly competitive.  The Company expects to encounter competition from other oil and gas companies in all areas of its operations, including acquisition of leases.

Competitors include major integrated oil and natural gas companies, natural gas pipeline companies, numerous independent oil and natural gas companies, individuals and drilling and income programs.  Many of the Company's competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company has and which, in many instances, have been engaged in the energy and/or natural resource production and development business for a much longer time than our Company.  These companies may be able to offer more attractive rates for natural gas gathering commitments and to pay more for productive oil and natural gas properties and exploratory prospects than the Company's financial or human resources would permit.  The Company's ability to acquire additional properties, discover reserves and attract experienced joint venture partners in the future will be dependent on its ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.  In addition, joint venture partners may not be available to the Company on terms or at prices, which the Company can afford.

The Company will be focusing on smaller projects generally involving shallow wells in overlooked areas of established oil and gas fields.  This will substantially reduce competition and will likely eliminate any competition from major oil and natural gas exploration companies.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549.  You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our corporate office is located at 6005 N. Highway 279, Brownwood, Texas 76801. Our telephone number is (702) 953-0411.  It is our belief that the space is adequate for our immediate needs.  Additional space may be required as we expand our operations.  We do not foresee any significant difficulties in obtaining any required additional facilities.  The Company does not presently own any interests in real estate.

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

As of the dates specified in the following table, the Company held the following property in the following amounts:

	December 31, 2011 $	December 31, 2010 $
Oil & Gas Properties - Unproved
Panther Lease	8,596	12,519
Byler Lease	45,143	33,983
Mud Creek Lease	20,000	10,000
Hutchins Lease	2,400	2,400
South Thrifty Lease	56,556	62,115
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	461,665	449,987
Impairment	(328,970)	(328,970)
Total oil & gas properties	132,695	121,017

The Company defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased.

Proven Reserves:  The oil & gas leases acquired in 2010 have a number of existing wells, many of which were shut-in.  We are in the process of re-working these existing wells.  All of these leases are in Texas.  At this time, we do not have proven developed or undeveloped reserve estimates for these leases, but plan to have proven reserve estimates made in 2012.

Products Sold:  The Company has sold $63,211 worth of oil & gas products during the last three fiscal years.

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

Oil & Gas Properties, Wells, Operations and Acreage:  The following table shows the number of wells and acres as of December 31, 2011.

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

Lease Terms:  The Panther Creek lease is held by production into the tank farm.  The Byler Lease is held by production into a tank farm.  The Mud Creek lease requires that production from re-entering a plugged well or drilling a new well commence by April 1, 2012.  The Hutchins lease requires that production from drilling a new well commence by December 31, 2012.  The South Thrifty lease is held by gas production.

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

[REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since October 13, 2010 trading under the symbol “FEGR.OB.”  Prior to October 13, 2010, our stock was traded on the Pink Sheets under the symbol “FEGR.PK”.  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the period from January 1, 2010 through December 31, 2011, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 – High	$0.0348	$0.020	$0.028	$0.017
2011 – Low	$0.011	$0.011	$0.012	$0.003
2010 – High	$0.085	$0.085	$0.041	$0.040
2010 – Low	$0.029	$0.0195	$0.030	$0.021

Record Holders

As of March 26, 2012, an aggregate of 130,170,158 shares of our common stock were issued and outstanding and were owned by approximately 589 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

None.

Re-Purchases of Equity Securities

None.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.  We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2011	December 31, 2010
Current Assets	$85,346	$8,729
Current Liabilities	$1,184,003	$1,663,113
Working Capital (Deficit)	$(1,098,657)	$(1,654,384)

Cash Flows

	December 31, 2011	December 31, 2010
Cash Flows from (used in) Operating Activities	$(541,365)	$(609,469)
Cash Flows from (used in) Investing Activities	$(22,101)	$(139,297)
Cash Flows from (used in) Financing Activities	$578,376	$731,887
Net Increase (decrease) in Cash During Period	$14,910	$(16,879)

Operating Revenues

Operating revenues for the period ended December 31, 2011 was $63,211 and is comprised of oil and gas revenues.

Operating revenues for the period ended December 31, 2010 was $52,440 and is comprised of oil and gas revenues.

Operating Expenses and Net Loss

Operating expenses for the period ended December 31, 2011 was $693,275 and is comprised mostly of oil well operations costs and deferred salaries.

Operating expenses for the period ended December 31, 2010 was $879,328 and is comprised mostly of oil well operations costs and deferred salaries.

Net loss for the period ended December 31, 2011 was $798,237 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Net loss for the period ended December 31, 2010 was $972,514 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Liquidity and Capital Resources

As at December 31, 2011, the Company’s cash and total asset balance was $284,691 compared to $205,036 as at December 31, 2010.  The increase in total assets is attributed mainly to an increase in accounts receivable due for working interest-operating expenses.

As at December 31, 2011, the Company had total liabilities of $3,248,835 compared with total liabilities of $2,944,363 as at December 31, 2010.  The increase in total liabilities was attributed to primarily to an increase of interest payable and of deferred salaries.

As at December 31, 2011, the Company had a working capital deficit of $2,964,145 compared with a working capital deficit of $2,739,327 as at December 31, 2010.  There was very little change in working capital deficit.

Cashflow from Operating Activities

During the period ended December 31, 2011, the Company used $541,365 of cash for operating activities compared to the use of $609,469 of cash for operating activities during the period ended December 31, 2010.  The change in net cash used in operating activities is attributed to an increase in accounts receivable and judgment payable.

Cashflow from Investing Activities

During the period ended December 31, 2011, the Company used $22,101 of cash for investing activities compared to the use of $139,297 of cash for investing activities during the period ended December 31, 2010.  The change in net cash used in investing activities is attributed to a reduction oil and gas properties investment.

Cashflow from Financing Activities

During the period ended December 31, 2011, the Company received $578,376 of cash for financing activities compared to receipt of $731,887 of cash for financing activities during the period ended December 31, 2010.  The change in net cash used in financing activities is attributed mainly to a reduction in related party borrowings.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

For the Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders

Friendly Energy Corporation

6005 N. Highway 279

Brownwood, TX 76801

I have audited the accompanying consolidated balance sheet of Friendly Energy as of December 31, 2011 and 2010 and the related consolidated statements of operations and of cash flows for the years then ended, and I have audited the period from inception of the development stage (January 7, 1993) through February 10, 2005 and the period from inception of the exploration stage (February 11, 2005) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Friendly Energy as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years ended December 31, 2011 and 2010, and the period from inception of the development stage (January 7, 1993) through February 10, 2005 and the period from inception of the exploration stage (February 11, 2005) through December 31, 2011, in conformity with United States generally accepted accounting principles.

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

/s/ John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

March 26, 2012

Friendly Energy Exploration

(An Exploration Stage Company)

Consolidated Balance Sheet

	Dec. 31, 2011	Dec. 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$13,070	$-
Accounts Receivable	72,276	8,729
Total current assets	85,346	8,729
Oil and Gas Properties - unproved	132,695	121,017
Property and equipment	57,900	66,790
Notes receivable	7,500	7,500
Other Assets	1,250	1,000

Total Assets	$284,691	$205,036

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$74,908	$59,545
Bank Indebtedness	-	1,841
Payroll Tax Liabilities	138,074	124,252
Interest Payable	376,119	272,528
Loan Payable	342,252	994,546
Loans Payable-Related Parties	252,650	210,401
Total current liabilities	1,184,003	1,663,113
Long-term Liabilities
Loan Payable	615,000	-
Judgment payable	141,832	213,250
Deferred Salaries	1,308,000	1,068,000
Total long-term liabilities	2,064,832	1,281,250
Total Liabilities	3,248,835	2,944,363

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 290,000,000 shares authorized, 107,180,790 and 70,238,790 shares, respectively, issued and outstanding	107,181	70,239
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 3,777,302 and 3,577,302 shares, respectively, issued and outstanding	3,777	3,577
Additional paid-in capital	4,357,141	3,820,863
Accumulated deficit during the development stage	(2,201,562)	(2,201,562)
Accumulated deficit during the exploration stage	(5,230,681)	(4,432,444)
Total stockholders' deficit	(2,964,144)	(2,739,327)

Total liabilities and stockholders' deficit	$284,691	$205,036

Friendly Energy Exploration

(An Exploration Stage Company)

Consolidated Statements of Operations

			From Inception	From Inception
			Development Stage	Exploration Stage
	For the	For the	(Jan. 7,	(Feb. 11,
	Year Ended	Year Ended	1993) through	2005) through
	Dec. 31, 2011	Dec. 31, 2010	Feb. 10, 2005	Dec. 31, 2011

Revenue	$63,211	$52,440	$13,372	$131,704

Operating expenses
Bad Debt Expense	-	-	-	319,000
Depletion	9,482	7,866	-	17,348
Depreciation	9,831	6,091	35,287	25,673
Dry Hole Cost	-	-	-	88,156
General and administrative	8,197	10,147	218,930	96,675
Intangible Drilling Costs	-	-	-	333,205
Officer Wages	240,000	240,000	-	1,707,000
Oil Well Operations Cost	357,261	388,906	-	874,251
Oil & Gas Royalties	2,666	1,568	-	4,234
Payroll Expenses	13,822	13,821	213,228	100,806
Professional Fees	30,624	172,626	711,228	349,205
Rent	7,631	7,631	282,410	15,262
Stock Based Compensation	-	4,212	156,825	363,342
Travel & Entertainment	13,761	26,460	128,687	76,638
Total operating expenses	693,275	879,328	1,746,595	4,370,795

Loss from operations	(630,064)	(826,888)	(1,733,223)	(4,239,091)

Other income (expenses):
Other income	-	-	120,605	76,118
Forgiveness of Debt	-	-	(122,765)	-
Impairment Loss on Asset	-	-	(442,800)	(328,970)
Interest Expense	(168,173)	(145,626)	(23,379)	(628,738)
Lawsuit Judgment	-	-	-	(110,000)
Total other income (expenses)	(168,173)	(145,626)	(468,339)	(991,590)

Loss before provision for income taxes	(798,237)	(972,514)	(2,201,562)	(5,230,681)
Provision for income taxes	-	-	-	-

Net loss	$(798,237)	$(972,514)	$(2,201,562)	$(5,230,681)

Basic and diluted loss per common share	$(0.009)	$(0.016)	$(0.28)	$(0.18)

Basic and diluted weighted average common shares outstanding	93,540,456	60,908,325	7,762,659	29,678,506

Friendly Energy Exploration

(An Exploration Stage Company)

Statement of Stockholders Deficit

						Accumulated
						Deficit	Accumulated
	Common Stock		Preferred Stock		Additional Paid-in	Development Stage Prior to	Deficit Exploration Stage From	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	2-11-05	2-11-05	Deficit
Balance, December 31, 2008	21,568,790	$ 21,569	7,667,302	$ 7,667	$3,667,693	$ (2,201,561)	$(2,365,599)	$ (870,232)

Common shares issued for cash, $0.002	1,000,000	1,000	-	-	1,000	-	-	2,000
Preferred shares issued for cash, $0.075 per share	-	-	200,000	200	14,800	-	-	15,000
Preferred shares issued for cash, $0.182 per share	-	-	275,000	275	49,725	-	-	50,000
Preferred shares issued for debt settlement, $0.056 per share	-	-	2,500,000	2,500	137,500	-	-	140,000
Preferred shares issued for debt settlement, $0.21 per share	-	-	1,200,000	1,200	250,800	-	-	252,000
Conversion of preferred stock	30,000,000	30,000	(3,000,000)	(3,000)	(27,000)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	3,288	-	-	3,288
Net Loss	-	-	-	-	-	-	(1,094,332)	(1,094,332)
Balance, December 31, 2009	52,568,790	$ 52,569	8,842,302	$ 8,842	$4,097,805	$ (2,201,562)	$(3,459,931)	$(1,502,276)

Preferred shares issued for cash, $0.20 per share	-	-	25,000	25	4,975	-	-	5,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	14,925	-	-	15,000
Preferred Shares Repurchased	-	-	(4,200,000)	(4,200)	(437,800)	-	-	(442,000)
Common shares issued for cash, $0.0075	1,000,000	1,000	-	-	6,500	-	-	7,500
Common shares issued for cash, $0.028	500,000	500	-	-	13,500	-	-	14,000
Common shares issued for services $0.028	1,770,000	1,770	-	-	48,230	-	-	50,000
Common shares issued for services $0.033	2,000,000	2,000	-	-	64,000	-	-	66,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	15,675	-	-	15,750
Conversion of preferred stock	12,400,000	12,400	(1,240,000)	(1,240)	(11,160)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	4,213	-	-	4,213
Net Loss	-	-	-	-	-	-	(972,514)	(972,514)
Balance, December 31, 2010	70,238,790	$ 70,239	3,577,302	$ 3,577	$3,820,863	$ (2,201,562)	$(4,432,444)	$(2,739,327)

Common shares issued for cash, $0.010	17,900,000	17,900	-	-	161,100	-	-	179,000
Common shares issued for services $0.010	5,042,000	5,042	-	-	45,378	-	-	50,420
Preferred shares issued for cash, $0.21 per share	-	-	1,400,000	1,400	292,600	-	-	294,000
Preferred shares issued for cash, $0.25 per share	-	-	200,000	200	49,800	-	-	50,000
Conversion of preferred stock	14,000,000	14,000	(1,400,000)	(1,400)	(12,600)	-	-	-
Net Loss	-	-	-	-	-	-	(794,237)	(794,237)
Balance, December 31, 2011	107,180,790	$ 107,181	3,777,302	$ 3,777	$4,357,141	$ (2,201,562)	$(5,230,681)	$(2,964,144)

Friendly Energy Exploration

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			From Inception	From Inception
			Development Stage	Exploration Stage
	For the	For the	(Jan. 7, 1993)	(Feb. 11, 2005)
	Year Ended	Year Ended	through	through
	Dec. 31, 2011	Dec. 31, 2010	Feb. 10, 2005	Dec. 31, 2011

Cash flows from operating activities:
Net loss	$(798,237)	$ (972,514)	$ (2,201,562)	$ (5,230,681)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion	9,481	7,866	-	17,347
Depreciation	9,831	6,092	35,287	25,671
Stock Based Compensation	-	4,212	(61,635)	581,802
Impairment Loss	-	-	442,800	452,090
Bad Debt Expense	-	-		319,000
Changes in operating assets and liabilities:				-
Accounts Receivable	(63,547)	(8,729)	-	(72,276)
Accounts Payable	15,363	42,656	73,857	750
Advances	(250)	-	-	(250)
Judgment payable	(71,418)	(26,036)	-	141,832
Interest Payable	103,591	83,162	23,079	353,040
Payroll Liabilities	13,821	13,822	37,268	100,806
Deferred Salaries	240,000	240,000	-	1,308,000
Net cash used by operating activities	(541,365)	(609,469)	(1,650,906)	(2,002,869)

Cash flows from investing activities:
Purchase of property and equipment	(941)	(71,464)	(41,718)	(77,142)
Issuance of promissory notes	-	-	-	(326,500)
Investment in oil and gas properties	(21,160)	(67,833)	-	(602,132)
Net cash used by investing activities	(22,101)	(139,297)	(41,718)	(1,005,774)

Cash flows from financing activities:
Proceeds from issuance of notes payable	(37,294)	814,114	-	1,257,555
Proceeds from issuance of common stock	229,420	137,500	112,970	733,440
Proceeds from issuance of preferred stock	344,000	(406,250)	1,559,654	707,068
Proceeds on borrowings from related parties	42,250	186,523	20,000	323,649
Net cash provided by financing activities	578,376	731,887	1,692,624	3,021,712

Net increase in cash	14,910	(16,879)	-	13,069

Cash, beginning of period	(1,841)	15,038	-	-

Cash, end of period	$13,069	$ (1,841)	$ -	$ 13,069

FRIENDLY ENERGY EXPLORATION

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern – The Company incurred net losses of $5,230,682 from the period of February 11, 2005 (date of entering the oil and gas exploration business) through December 31, 2011 and has commenced its operations on a limited basis. The Company is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

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

Income taxes – Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Net loss per common share – The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock-Based Compensation - The Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Concentration of risk – A significant amount of the Company’s assets and resources are currently dependent on the financial support of Douglas Tallant and Donald Trapp.  Should they determine to no longer finance the operations of the Company before new capital is raised, it may be unlikely for the Company to continue.

Revenue recognition – The Company has had revenues of $131,704 to date from its operations.  Revenue is recognized as it is received.

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

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

Recent accounting pronouncements – In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

3.

OIL & GAS PROPERTIES

	December 31, 2011 $	December 31, 2010 $
Oil & Gas Properties - Unproved
Panther Lease	8,596	12,519
Byler Lease	45,143	33,983
Mud Creek Lease	20,000	10,000
Hutchins Lease	2,400	2,400
South Thrifty Lease	56,556	62,115
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	461,665	449,987
Impairment	(328,970)	(328,970)
Total oil & gas properties	132,695	121,017

Byler Lease – In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  In 2010, there were additional lease costs of $333, and in 2011 there were additional lease costs of $11,160.  The property totals 372 acres and consists of 17 wells.  The Company remits a 22% royalty payment.  As at December 31, 2011, there was production on the property from six wells.  We are planning to rework additional wells.

Hutchins Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $2,400.  The property totals 194 acres.  Upon production, the Company will remit a 15.125% royalty payment.  As at December 31, 2011, there was no production on the property.

Mud Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  In 2011 there were additional lease costs of $11,160.  The property totals 355 acres.  Upon production, the Company will remit a 22% royalty payment.  As at December 31, 2011, there was no production on the property.

Panther Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  After the depletion allowance, the balance is $8,596.  The property totals 155 acres.  The Company remits a 22% royalty payment.  As at December 31, 2011, there was production on the property from three wells.

South Thrifty Lease - In the first quarter of 2010, the Company purchased, through its wholly-owned subsidiary, a 50% interest in oil and gas properties in central Texas for $67,500.  After the depletion allowance, the balance is $56,556.  The property totals 1,000 acres.  The Company remits approximately a 22% royalty payment (the royalty payment varies for the wells).  As at December 31, 2011, there was production on the property from sixteen wells.

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

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

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

4.

PROPERTY & EQUIPMENT

Property and equipment consist of the following as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Furniture and Fixtures	$21,980	$21,980
Computers and Equipment	$29,489	$28,548
Oil Field Equipment	$67,392	$67,392
	$118,861	$117,920
Less: accumulated depreciation	$(60,961)	$(51,130)
Net Furniture, fixtures, computers & equipment	$57,900	$66,790

5.

RELATED PARTY TRANSACTIONS

In 2011, the officers agreed with the Company to defer their salaries totaling $240,000, see note 10.  The officers have accrued the following deferred salaries since 2005:

	December 31, 2011	December 31, 2010
Douglas Tallant, CEO	$1,003,000	$823,000
Donald Trapp, CFO	$305,000	$245,000
	$1,308,000	$1,068,000

As of December 31, 2011 and 2010, loans payable from related parties consists of the following:

	December 31, 2011	December 31, 2010
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$252,650	$210,400

The officers have loaned the Company monies as shown below:

	December 31, 2011	December 31, 2010
Douglas Tallant, CEO	$15,320	$16,206
Donald Trapp, CFO	$237,329	$194,194
	$252,650	$210,400

6.

OTHER CURRENT LIABILITIES

The Company has accrued unpaid federal payroll taxes in the amounts of $136,162 and $122,341 for the years ended December 31, 2011 and 2010, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $100,806 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The Company has accrued deferred salaries owed to two officers in the amount of $1,308,000 and 1,068,000 for year ended December 31, 2011 and 2010, respectively.

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Company has accrued interest in the amount of $376,119 and $272,528 for year ended December 31, 2011 and 2010, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

Two companies have loaned the Company monies in the amount of $342,252 at year ended December 31, 2011.  $341,553 has been loaned by Merus Corporation and $699 by Douglas Financial Corporation.

7.

INCOME TAXES

The Company generated a deferred tax credit through net operating loss carry forward.  A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	December 31, 2011	December 31, 2010
Loss for the Year	$(798,237)	$(972,514)
Average Statutory Tax--Federal Rate	35%	35%
Expected Income Tax Provision	$0	$0

No provision was made for federal income tax, since the Company had an operating loss and has accumulated net operating loss carry forwards.

Significant components of deferred income tax assets are as follows:

	December 31, 2011	December 31, 2010
Net Operating Losses Carried Forward	$7,432,000	$6,634,000
Federal Rate	35%	35%
Deferred Income Tax Assets	$2,601,200	$2,321,900
Valuation Allowance	$(2,601,200)	$(2,321,900)
Net Deferred Income Tax Assets	$0	$0

An increase in valuation allowance for the year ended December 31, 2011 was recorded, $279,300, because in the opinion of management it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company has net operating losses carried forward of approximately $7,432,000 for tax purposes which will expire beginning in 2013 through 2031 if not utilized.

The fiscal years ended December 31, 2008 through 2011 are open for audit.

8.

STOCKHOLDERS’ DEFICIT

Common Shares:  As of December 31, 2011 and 2010, there were 107,180,790 and 70,238,790 shares of common stock outstanding (restated for 25-for-1 reverse split in March 2008).

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

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

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

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

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

qq)

On June 25, 2010, the Company issued 1,000,000 shares of common stock for cash at $0.0075 per share.

rr)

On June 25 2010, the Company issued 500,000 shares of common stock for cash at $0.028 per share.

ss)

On July 6, 2010, the Company issued 1,770,000 shares of common stock for services at $0.028 per share.

tt)

On November 9, 2010, the Company issued 2,000,000 shares of common stock for services at $0.033 per share.

uu)

During 2010, 1,240,000 shares of the Company’s preferred stock were converted to 12,400,000 shares of common stock.

vv)

During 2011, the Company issued 17,900,000 shares of common stock for cash at $0.01 per share.

ww)

During 2011, the Company issued 5,042,000 shares of common stock for services at $0.01 per share.

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock.  Holders of preferred stock are entitled to twenty votes for each share of record on all matters to be voted on by shareholders.

As of December 31, 2011 and 2010 there were 3,777,302 and 3,577,302 shares of preferred stock outstanding.

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

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

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

q)

On September 19, 2000, the Company issued 100,000 shares in exchange for 100,000 shares of Friendly Energy Services Inc. valued at $3.69 per share.

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

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

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

gg)

On January 29, 2010, the Company issued 25,000 shares of preferred stock for cash at $0.20 per share.

hh)

On February 16, 2010, the Company issued 75,000 shares of preferred stock for cash at $0.20 per share.

ii)

On March 31, 2010, the Company repurchased 4,200,000 shares of preferred stock for cash at $0.1052 per share.

jj)

On December 14, 2010, the Company issued 75,000 shares of preferred stock for cash at $0.21 per share.

kk)

On April 1, 2011, the Company issued 1,400,000 shares of preferred stock for cash at $0.21 per share.

ll)

On July 1, 2011, the Company issued 200,000 shares of preferred stock for cash at $0.25 per share.

During 2011, as noted above in the common shares section, 1,400,000 shares of preferred stock were converted to 14,000,000 shares of common stock.

During 2000, 11,000 shares of preferred stock were cancelled.  As of December 31, 2009 the issue was not completely resolved and the stock agent had not received the returned share certificates.  Therefore the 11,000 shares are still reflected in the preferred stock balance.

9.

STOCK OPTIONS & WARRANTS

The Company granted no options under the Company’s Share Incentive Plan in 2011 and had no stock-based compensation expense.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2007 and 2008	400,000	0.55

Granted in 2009	1,500,000	0.005

Balance – December 31, 2011	1,900,000	0.12	7.80	–

Friendly Energy Exploration

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Additional information regarding stock options as of December 31, 2011, is as follows:

Number of Options	Exercise Price $	Expiry Date

40,000	1.25	April 20, 2015
60,000	1.56	September 28, 2016
300,000	0.25	December 27, 2017
1,500,000	0.005	July 23, 2019

1,900,000

There are no non-vested stock options and as of December 31, 2011, the Company had no unrecognized compensation expense relating to unvested options.

Warrants

The Company granted warrants under a non-brokered subscription agreement on July 15, 2011:

a)

3,750,000 warrants were granted with each warrant entitling the holder to purchase one additional share of common stock of the Corporation at $0.015 per share until July 15, 2013, and;

b)

8,333,333 warrants were granted with each warrant entitling the holder to purchase one additional share of common stock of the Corporation at $0.015 per share until July 15, 2014.

Total warrants outstanding:  12,083,333.

10.

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

11.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.  With accrued interest and less principal paid of $140,000, the balance at December 31, 2011 is $141,832, as reported in the liability section of the balance sheet.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

1.

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Douglas Tallant, 67	Director, President, Chief Executive Officer	February 2, 2002	None
Donald Trapp, 72	Director, Chief Financial Officer, Secretary and Treasurer	February 8, 2005	None

Term of Office

Each of our officers is elected by the Company’s Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified.  Each of our directors is elected by the Company’s Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Mr. Douglas Tallant - Mr. Tallant is the Company’s President, Chief Executive Officer and a member of the Board of Directors.  He has years of experience as an owner of several businesses including the largest automobile dealership in Denver and physical therapy clinics in Denver and Oklahoma City.  In addition to being a successful business owner, Mr. Tallant has gained significant executive experience while managing several public companies including Questex, the developer of the original breathalyzer, and Entec, the developer of a toxic water remediation process that was sold to Bechtel Corporation.  Mr. Tallant was appointed as the Company’s Chief Executive Officer, President and a Director due to his extensive experience managing and owning various businesses.

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

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

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

(8)

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2011, and 2010:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)

Douglas Tallant (2) President, CEO and Director	2011	$180,000	$nil	$nil	$nil	$nil	$nil	$nil	$180,000
	2010	$180,000	$nil	$nil	$nil	$nil	$nil	$nil	$180,000

Donald Trapp (3) CFO, Secretary, Treasurer and Director	2011	$60,000	$nil	$nil	$nil	$nil	$nil	$nil	$60,000
	2010	$60,000	$nil	$nil	$nil	$nil	$nil	$nil	$60,000

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

(3)

Donald Trapp - The Company entered into an employment agreement with Donald Trapp effective February 1, 2005.  Pursuant to the terms of the agreement, Mr. Trapp is to be paid an annual salary of $60,000 in consideration of which Mr. Trapp agreed to act as the Company’s Secretary and Treasurer.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.

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

Compensation of Directors

Our directors receive no extra compensation for their service on our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 18, 2010, the Company registered on Form S-8, the 2010 Share Incentive Plan, under which the Company is authorized to issue up to fifteen million (15,000,000) shares of the Company’s Common Stock to the Company’s employees, executives and consultants.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 26, 2012 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Douglas Tallant(3) 6005 N. Highway 279 Brownwood, TX 76801	Common	7,590,455	5.83%
Donald Trapp (4) 6005 N. Highway 279 Brownwood, TX 76801	Common	601,582	0.46%
All Officers and Directors as a Group	Common	8,192,037	6.29%

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

(2)

Based on 130,170,158 issued and outstanding shares of common stock as of March 26, 2012.

(3)

Douglas Tallant is a Director and the Company's President and CEO.  His beneficial ownership includes 7,590,455 common shares, as well as options to purchase 1,260,000 common shares that will vest within the next 60 days.

(4)

Donald Trapp is a Director and the Company's CFO, Treasurer and Secretary.  His beneficial ownership includes 601,582 common shares, as well as options to purchase 640,000 common shares that will vest within the next 60 days.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As at December 31, 2011, the Company owes $252,650 (2010 - $210,400) to directors and officers of the Company.  The amounts are unsecured, due interest at 8% per annum, and due on demand.

As of December 31, 2011 and 2010, loans payable from related parties consists of the following:

Notes payable from officer of the Company bearing interest at 8% unsecured and due on demand	December 31, 2011	December 31, 2010

	$ 252,650	$210,400

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

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

 According to the NASDAQ definition, neither Douglas Tallant nor Donald Trapp are independent directors of the Company because they are also executive officers.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$4,000	$4,000
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$4,000	$4,000

Audit Fees

During the fiscal year ended December 31, 2011, we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2011.

During the fiscal year ended December 31, 2010, we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $nil and $nil, respectively.

PART IV

ITEM 15.

EXHIBITS

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

Dated:  March 29, 2012

/s/ Douglas Tallant

By: Douglas Tallant

Its: President and Principal Executive Officer

Dated:  March 29, 2012

/s/ Donald Trapp

By: Donald Trapp

Its:  Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  March 29, 2012

/s/ Douglas Tallant

Douglas Tallant - Director

Dated:  March 29, 2012

/s/ Donald Trapp

Donald Trapp - Director