Form 10-Q
period 2012-03-31
FRIENDLY ENERGY EXPLORATION
filed 2012-05-14
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(Not required) Yes      . No   X  .

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

Yes      . No   X  .

As of May 7, 2012, there were 128,318,127 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FRIENDLY ENERGY EXPLORATION

An Exploration Stage Company

Financial Statements

March 31, 2012

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

(unaudited)

	Mar. 31, 2012	Dec. 31, 2011
ASSETS

Current assets
Cash and cash equivalents	$3,195	$13,069
Accounts Receivable	74,023	72,276
Total current assets	77,218	85,345
Oil and Gas Properties - unproved	132,069	132,695
Property and equipment	55,435	57,900
Notes receivable	7,500	7,500
Other Assets	1,250	1,250

Total Assets	$273,472	$284,691

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$82,871	$74,908
Bank Indebtedness
Payroll Tax Liabilities	142,664	138,074
Interest Payable	399,055	376,119
Loan Payable	335,312	342,252
Loans Payable-Related Parties	265,796	252,650
Total current liabilities	1,225,697	1,184,003
Long-term Liabilities
Loan Payable	572,500	615,000
Judgment payable	146,621	141,832
Deferred Salaries	1,368,000	1,308,000
Total long-term liabilities	2,087,121	2,064,832
Total Liabilities	3,312,818	3,248,835

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 290,000,000 shares authorized, 128,318,127 and 107,180,790 shares, respectively, issued and outstanding	128,318	107,181
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 3,777,302 and 3,777,302 shares, respectively, issued and outstanding	3,777	3,777

Additional paid-in capital	4,378,504	4,357,141
Accumulated deficit during the development stage	(2,201,562)	(2,201,562)
Accumulated deficit during the exploration stage	(5,348,382)	(5,230,681)
Total stockholders' deficit	(3,039,345)	(2,964,145)

Total liabilities and stockholders' deficit	$273,472	$284,691

 (The accompanying notes are an integral part of these consolidated financial statements)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Consolidated Statement of Operations

(Expressed in U.S. Dollars)

(unaudited)

			From Inception	From Inception
			Development Stage	Exploration Stage
	For the	For the	(Jan. 7, 1993)	(Feb. 11, 2005)
	Three Months Ended	Three Months Ended	through	through
	Mar. 31, 2012	Mar. 31, 2011	Feb. 10, 2005	Mar. 31, 2012

Revenue	$4,169	$19,873	$13,372	$135,873

Operating expenses
Bad Debt Expense	-	-	-	319,000
Depletion	625	2,981	-	17,973
Depreciation	2,466	2,434	35,287	28,139
Dry Hole Cost	-	-	-	88,157
General and administrative	1,578	2,333	218,930	98,253
Intangible Drilling Costs	-	-	-	333,206
Officer Wages	60,000	60,000	-	1,767,000
Oil Well Operations Cost	24,287	62,754	-	898,538
Oil & Gas Royalties	-	1,598		4,234
Payroll Expenses	4,590	4,590	213,228	105,396
Professional Fees	-	455	711,228	349,205
Rent	600	1,098	282,410	15,862
Stock Based Compensation	-	-	156,825	363,342
Travel & Entertainment	-	6,579	128,687	76,638
Total operating expenses	94,146	144,823	1,746,595	4,464,942

Loss from operations	(89,977)	(124,949)	(1,733,223)	(4,329,068)

Other income (expenses):
Other income	-	-	120,605	76,118
Forgiveness of Debt	-	-	(122,765)	-
Impairment Loss on Asset	-	-	(442,800)	(328,970)
Interest Expense	(27,724)	(30,677)	(23,379)	(656,462)
Lawsuit Judgment	-	-	-	(110,000)
Total other income (expenses)	(27,724)	(30,677)	(468,339)	(1,019,314)

Loss before provision for income taxes	(117,701)	(155,626)	(2,201,562)	(5,348,382)
Provision for income taxes	-	-	-	-

Net loss	$(117,701)	$(155,626)	$(2,201,562)	$(5,348,382)

Basic and diluted loss per common share	$(0.001)	$(0.002)	$(0.28)	$(0.22)

Basic and diluted weighted average
common shares outstanding	93,540,456	70,238,790	7,762,659	20,272,121

(The accompanying notes are an integral part of these consolidated financial statements)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

			From Inception Development	From Inception Exploration
	For the	For the	Stage	Stage
	Three Months Ended	Three Months Ended	(Jan. 7, 1993) through	(Feb. 11, 2005) through
	Mar. 31, 2012	Mar. 31, 2011	Feb. 10, 2005	Mar. 31, 2012

Cash flows from operating activities:
Net loss	$(117,701)	$(155,626)	$(2,201,562)	$(5,348,382)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depletion	625	2,981	-	17,973
Depreciation	2,466	2,434	35,287	28,139
Stock Based Compensation	-	-	(61,635)	581,802
Impairment Loss	-	-	442,800	452,090
Bad Debt Expense	-	-		319,000
Changes in operating assets and liabilities:				-
Accounts Receivable	(1,747)	(12,192)	-	(74,023)
Accounts Payable	7,963	(946)	73,857	8,712
Advances	-	-	-	(250)
Judgment payable	4,789	(4,666)	-	146,621
Interest Payable	22,935	25,343	23,079	375,975
Payroll Liabilities	4,590	4,590	37,268	105,396
Deferred Salaries	60,000	60,000	-	1,368,000
Net cash used by operating activities	(16,080)	(78,082)	(1,650,906)	(2,018,948)

Cash flows from investing activities:
Purchase of property and equipment	-	(941)	(41,718)	(77,142)
Issuance of promissory notes	-	-	-	(326,500)
Investment in oil and gas properties	-	(11,160)	-	(602,132)
Net cash used by investing activities	-	(12,101)	(41,718)	(1,005,774)

Cash flows from financing activities:
Proceeds from issuance of notes payable	(6,940)	90,500	-	1,250,615
Proceeds from issuance of common stock	-	-	112,970	733,440
Proceeds from issuance of preferred stock	-	-	1,559,654	707,068
Proceeds on borrowings from related parties	13,146	35,802	20,000	336,795
Net cash provided by financing activities	6,206	126,302	1,692,624	3,027,918

Net increase in cash	(9,874)	36,119	-	3,195

Cash, beginning of period	13,069	(1,841)	-	-

Cash, end of period	$3,195	$34,277	$-	$3,195

(The accompanying notes are an integral part of these consolidated financial statements)

FRIENDLY ENERGY EXPLORATION

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

These unaudited interim financial statements as of and for the three months ended March 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2011.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern – The Company incurred net losses of $5,348,382 from the period of February 11, 2005 (date of entering the oil and gas exploration business) through March 31, 2012 and has commenced its operations on a limited basis. The Company is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Revenue recognition – The Company has had revenues of $135,873 to date from its operations.  Revenue is recognized as it is received.

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

3.

OIL & GAS PROPERTIES

	March 31, 2012 $	March 31, 2011 $
Oil & Gas Properties - Unproved
Panther Lease	8,596	8,596
Byler Lease	45,143	45,143
Mud Creek Lease	20,000	20,000
Hutchins Lease	2,400	2,400
South Thrifty Lease	55,931	56,556
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	461,039	453,069
Impairment	(328,970)	(328,970)
Total oil & gas properties	132,069	132,695

Byler Lease – In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  In 2010, there were additional lease costs of $333, and in 2011 there were additional lease costs of $11,160.  The property totals 372 acres and consists of 17 wells.  The Company remits a 22% royalty payment.  As at March 31, 2012, there was production on the property from four wells.  We are planning to rework additional wells.

Hutchins Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $2,400.  The property totals 194 acres.  Upon production, the Company will remit a 15.125% royalty payment.  As at March 31, 2012, there was no production on the property.

Mud Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  In 2011 there were additional lease costs of $11,160.  The property totals 355 acres.  Upon production, the Company will remit a 22% royalty payment.  As at March 31, 2012, there was no production on the property.

Panther Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  After the depletion allowance, the balance is $8,596.  The property totals 155 acres.  The Company remits a 22% royalty payment.  As at March 31, 2012, 2011, there was production on the property from three wells.  We are planning to rework additional wells.

South Thrifty Lease - In the first quarter of 2010, the Company purchased, through its wholly-owned subsidiary, a 50% interest in oil and gas properties in central Texas for $67,500.  After the depletion allowance, the balance is $56,556.  The property totals 1,000 acres.  The Company remits approximately a 22% royalty payment (the royalty payment varies for the wells).  As at March 31, 2012, there was production on the property from sixteen wells.  We are planning to rework additional wells.

4.

PROPERTY & EQUIPMENT

Property and equipment consist of the following as of March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Furniture and Fixtures	$21,980	$21,980
Computers and Equipment	$29,489	$28,548
Oil Field Equipment	$67,392	$67,392
	$118,861	$117,920
Less: accumulated depreciation	$(63,427)	$(51,130)
Net Furniture, fixtures, computers & equipment	$55,435	$66,790

5.

RELATED PARTY TRANSACTIONS

In the first quarter of 2011, the officers agreed with the Company to defer their salaries totaling $60,000, see note 9.

As of March 31, 2012 and 2011, loans payable from related parties consists of the following:

	March 31, 2012	March 31, 2011
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$265,796	$246,203

6.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $142,664 and $128,842 for the quarters ended March 31, 2012 and 2011, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $105,396 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to two officers in the amount of $1,368,000 and $1,128,000 for the quarters ended March 31, 2012 and 2011, respectively.

The company has accrued interest in the amount of $399,055 and $297,871 for the quarters ended March 31, 2012 and 2011, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

Two companies have loaned the company monies in the amount of $335,312 for the quarter ended March 31, 2012.  $334,613 has been loaned by Merus Corporation and $699 by Douglas Financial Corporation.

7.

STOCKHOLDERS’ DEFICIT

Common Shares:  As of March 31, 2012 and 2011, there were 128,318,127 and 70,238,790 shares of common stock outstanding. During the quarter ended March 31, 2012, the Company issued 21,137,337 common shares in exchange for repayment of a loan.

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock.  Holders of preferred stock are entitled to twenty votes for each share of record on all matters to be voted on by shareholders.  During the quarter ended March 31, 2012, no preferred shares were issued.  As of March 31, 2012 and 2011, there were 3,777,302 and 3,502,302 shares of preferred stock outstanding.

8.

STOCK OPTIONS & WARRANTS

The Company granted no options under the Company’s Stock Option Plan in the first quarter of 2012 and had no stock-based compensation expense.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2007 and 2008	400,000	0.55

Granted in 2009	1,500,000	0.005

Balance – March 31, 2012	1,900,000	0.12	7.80	–

Additional information regarding stock options as of March 31, 2012, is as follows:

Number of Options	Exercise Price $	Expiry Date

40,000	1.25	April 20, 2015
60,000	1.56	September 28, 2016
300,000	0.25	December 27, 2017
1,500,000	0.005	July 23, 2019

1,900,000

There are no non-vested stock options and the Company had no unrecognized compensation expense relating to unvested options as of March 31, 2012.

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

10.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.  With accrued interest and less principal paid of $140,000, the balance at March 31, 2012 is $146,621, as reported in the liability section of the balance sheet.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2012	March 31, 2011
Current Assets	$77,218	$85,345
Current Liabilities	$1,225,697	$1,184,003
Working Capital (Deficit)	$(1,148,479)	$(1,098,658)

Cash Flows

	March 31, 2012	March 31, 2011
Cash Flows from (used in) Operating Activities	$(16,080)	$(78,082)
Cash Flows from (used in) Investing Activities	$-	$(12,101)
Cash Flows from (used in) Financing Activities	$6,206	$126,302
Net Increase (decrease) in Cash During Period	$(9,874)	$36,119

Operating Revenues

Operating revenues for the period ended March 31, 2012 was $4,169 and is comprised of oil and gas revenues.

Operating revenues for the period ended March 31, 2011 was $19,873 and is comprised of oil and gas revenues.

Operating Expenses and Net Loss

Operating expenses for the period ended March 31, 2012 was $94,146 and is comprised mostly of oil well operations costs and deferred salaries.

Operating expenses for the period ended March 31, 2011 was $144,823 and is comprised mostly of oil well operations costs and deferred salaries.

Net loss for the period ended March 31, 2012 was $117,701 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Net loss for the period ended March 31, 2011 was $155,626 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Liquidity and Capital Resources

As at March 31, 2012, the Company’s cash and total asset balance was $273,472 compared to $284,691 as at March 31, 2011. The decrease in total assets is attributed mainly to a decrease in cash and cash equivalents.

As at March 31, 2012, the Company had total liabilities of $3,312,818 compared with total liabilities of $3,248,835 as at March 31, 2011. The increase in total liabilities was attributed to primarily to an increase of interest payable and of deferred salaries.  Loans payable were reduced.

As at March 31, 2012, the Company had a working capital deficit of $3,039,345 compared with a working capital deficit of $2,964,145 as at March 31, 2011.  The change in working capital deficit was due to the operating loss.

Cashflow from Operating Activities

During the period ended March 31, 2012, the Company used $16,080 of cash for operating activities compared to the use of $78,082 of cash for operating activities during the period ended March 31, 2011. The change in net cash used in operating activities is attributed primarily to a smaller net loss.

Cashflow from Investing Activities

During the period ended March 31, 2012 there were no change in cash flows from investing activities, and during the period ended March 31, 2011 there was $12,101 in cash flows from investing activities.

Cashflow from Financing Activities

During the period ended March 31, 2012, the Company received $6,206 of cash from financing activities compared to $126,302 for the period ended March 31, 2011.  The change in cash flows from financing activities is attributed to decreases in proceeds from issuance of notes payable and in borrowings from related parties.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 29, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

MINE SAFETY DISCLOSURES

Not Applicable.

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

FRIENDLY ENERGY EXPLORATION

Dated: May 14, 2012	/s/ Douglas Tallant
By: DOUGLAS TALLANT
Its: President, Chief Executive Officer & Director

Dated: May 14, 2012	/s/ Donald Trapp By: DONALD TRAPP Its: Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 14, 2012	/s/ Douglas Tallant
By: DOUGLAS TALLANT Its: Director

Dated: May 14, 2012	/s/ Donald Trapp By: DONALD TRAPP Its: Director