Form 10-Q
period 2012-06-30
FRIENDLY ENERGY EXPLORATION
filed 2012-08-07
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(Not required) Yes   X  . No      .

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

Yes      . No   X  .

As of August 1, 2012 there were 234,943,384 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FRIENDLY ENERGY EXPLORATION

An Exploration Stage Company

Financial Statements

June 30, 2012

3

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

(unaudited)

	Jun. 30, 2012	Dec. 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$76	$13,069
Accounts Receivable	77,951	72,276
Total current assets	78,027	85,345
Oil and Gas Properties - unproved	132,069	132,695
Property and equipment	52,969	57,900
Notes receivable	7,500	7,500
Other Assets	1,250	1,250

Total Assets	$271,816	$284,691

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
Accounts Payable	$75,860	$74,908
Bank Indebtedness
Payroll Tax Liabilities	147,254	138,074
Interest Payable	421,891	376,119
Loan Payable	198,017	342,252
Loans Payable-Related Parties	271,406	252,650
Total current liabilities	1,114,427	1,184,003
Long-term Liabilities
Loan Payable	320,000	615,000
Judgement payable	149,073	141,832
Deferred Salaries	1,428,000	1,308,000
Total long-term liabilities	1,897,073	2,064,832
Total Liabilities	3,011,500	3,248,835

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 290,000,000 shares authorized, 216,943,384 and 107,180,790 shares, respectively, issued and outstanding	216,943	107,181
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 3,927,302 and 3,777,302 shares, respectively, issued and outstanding	3,927	3,777
Additional paid-in capital	4,709,529	4,357,141
Accumulated deficit during the development stage	(2,201,561)	(2,201,562)
Accumulated deficit during the exploration stage	(5,468,522)	(5,230,681)
Total stockholders' deficit	(2,739,685)	(2,964,145)

Total liabilities and stockholders' deficit	$271,816	$284,691

 (The accompanying notes are an integral part of these consolidated financial statements)

4

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Consolidated Statement of Operations

(Expressed in U.S. Dollars)

(unaudited)

					From Inception	From Inception
	For the	For the	For the	For the	Development Stage	Exploration Stage
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(Jan. 7, 1993) through	(Feb. 11, 2005) through
	Jun. 30, 2012	Jun. 30, 2011	Jun. 30, 2012	Jun. 30, 2011	Feb. 10, 2005	Jun. 30, 2012

Revenue	$-	$13,209	$4,169	$33,082	$13,372	$135,873

Operating expenses
Bad Debt Expense	-	-	-	-	-	319,000
Depletion	-	1,981	625	4,962	-	17,973
Depreciation	2,466	2,260	4,931	4,900	35,287	30,605
Dry Hole Cost	-	-	-	-	-	88,157
General and administrative	1,923	2,426	3,501	4,758	218,930	100,176
Intangible Drilling Costs	-	-	-	-	-	333,206
Officer Wages	60,000	60,000	120,000	120,000	-	1,827,000
Oil Well Operations Cost	11,879	108,815	36,166	170,637	-	910,417
Oil & Gas Royalties	753	289	753	1,887		4,987
Payroll Expenses	4,590	4,590	9,180	9,180	213,228	109,986
Professional Fees	10,100	11,690	10,100	12,145	711,228	359,305
Rent	3,141	3,141	3,741	4,239	282,410	19,003
Stock Based Compensation	-	-	-	-	156,825	363,342
Travel & Entertainment	-	4,301	-	10,880	128,687	76,638
Total operating expenses	94,851	199,492	188,997	343,588	1,746,595	4,559,792

Loss from operations	(94,851)	(186,284)	(184,827)	(310,506)	(1,733,223)	(4,423,919)
			-
Other income (expenses):			-
Other income	-	-	-	-	120,605	76,118
Forgiveness of Debt	-	-	-	-	(122,765)	-
Impairment Loss on Asset	-	-	-	-	(442,800)	(328,970)
Interest Expense	(25,288)	(42,694)	(53,012)	(73,371)	(23,379)	(681,751)
Lawsuit Judgment	-	-	-	-	-	(110,000)
Total other income (expenses)	(25,288)	(42,694)	(53,012)	(73,371)	(468,339)	(1,044,603)

Loss before provision for income taxes	(120,139)	(228,978)	(237,840)	(383,877)	(2,201,562)	(5,468,522)
Provision for income taxes	-	-	-	-	-	-

Net loss	$(120,139)	$(228,978)	$(237,840)	$(383,877)	$(2,201,562)	$(5,468,522)

Basic and diluted loss per common share	$(0.001)	$(0.003)	$(0.002)	$(0.005)	$(0.28)	$(0.157)

Basic and diluted weighted average common shares outstanding	205,920,156	91,164,307	158,553,073	80,701,548	7,762,659	34,833,489

(The accompanying notes are an integral part of these consolidated financial statements)

5

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

					From Inception	From Inception
	For the	For the	For the	For the	Development Stage	Exploration Stage
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(Jan. 7, 1993) through	(Feb. 11, 2005) through
	Jun. 30, 2012	Jun. 30, 2011	Jun. 30, 2012	Jun. 30, 2011	Feb. 10, 2005	Jun. 30, 2012

Cash flows from operating activities:
Net loss	$(120,139)	$(228,978)	$(237,840)	$(383,877)	$(2,201,562)	$(5,468,521)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depletion	-	1,981	625	4,962	-	17,973
Depreciation	2,466	2,260	4,931	4,694	35,287	30,604
Stock Based Compensation	-	-	-	-	(61,635)	581,802
Impairment Loss	-	-	-	-	442,800	452,090
Bad Debt Expense	-	-	-	-		319,000
Changes in operating assets and liabilities:				-		-
Accounts Receivable	(3,928)	(10,733)	(5,675)	(22,925)	-	(77,951)
Accounts Payable	(7,011)	4,403	952	3,458	73,857	1,701
Advances	-	-	-	-	-	(250)
Judgment payable	2,452	(14,909)	7,241	(19,575)	-	149,073
Interest Payable	22,836	27,603	45,771	52,946	23,079	398,812
Payroll Liabilities	4,590	4,590	9,180	9,180	37,268	109,986
Deferred Salaries	60,000	60,000	120,000	120,000	-	1,428,000
Net cash used by operating activities	(38,734)	(153,782)	(54,814)	(231,137)	(1,650,906)	(2,057,682)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-	(941)	(41,718)	(77,142)
Issuance of promissory notes	(252,500)	-	(252,500)	-	-	(579,000)
Investment in oil and gas properties	-	(10,000)	-	(21,160)	-	(602,132)
Net cash used by investing activities	(252,500)	(10,000)	(252,500)	(22,101)	(41,718)	(1,258,274)

Cash flows from financing activities:
Proceeds from issuance of notes payable	(137,295)	(208,300)	(144,235)	(117,800)	-	1,113,320
Proceeds from issuance of common stock	332,300	84,420	332,300	84,420	112,970	1,065,740
Proceeds from issuance of preferred stock	87,500	294,000	87,500	294,000	1,559,654	794,568
Proceeds on borrowings from related parties	5,610	(1,728)	18,756	34,074	20,000	342,405
Net cash provided by financing activities	288,115	168,392	294,321	294,694	1,692,624	3,316,033

Net increase in cash	(3,119)	4,610	(12,993)	40,729	-	76

Cash, beginning of period	3,195	34,277	13,069	(1,841)	-	-

Cash, end of period	$76	$38,887	$76	$38,887	$-	$76

(The accompanying notes are an integral part of these consolidated financial statements)

6

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Statement of Stockholders’ Equity

(Expressed in U.S. Dollars)

(unaudited)

						Accumulated	Accumulated
						Deficit Development	Deficit Exploration
	Common Stock		Preferred Stock		Additional	Stage	Stage	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Prior to 2-11-05	From 2-11-05	Stockholders' Deficit
Balance, December 31, 2009	52,568,790	$52,569	8,842,302	$8,842	$4,097,805	$(2,201,562)	$(3,459,931)	$(1,502,276)
Preferred shares issued for cash, $0.20 per share	-	-	25,000	25	4,975	-	-	5,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	14,925	-	-	15,000
Preferred Shares Repurchased	-	-	(4,200,000)	(4,200)	(437,800)	-	-	(442,000)
Common shares issued for cash, $0.0075	1,000,000	1,000	-	-	6,500	-	-	7,500
Common shares issued for cash, $0.028	500,000	500	-	-	13,500	-	-	14,000
Common shares issued for services $0.028	1,770,000	1,770	-	-	48,230	-	-	50,000
Common shares issued for services $0.033	2,000,000	2,000	-	-	64,000	-	-	66,000
Preferred shares issued for cash, $0.20 per share	-	-	75,000	75	15,675	-	-	15,750
Conversion of preferred stock	12,400,000	12,400	(1,240,000)	(1,240)	(11,160)	-	-	-
Stock-based compensation expense on stock options	-	-	-	-	4,213	-	-	4,213
Net Loss	-	-	-	-	-	-	(972,514)	(972,514)
Balance, December 31, 2010	70,238,790	$70,239	3,577,302	$3,577	$3,820,863	$(2,201,562)	$(4,432,444)	$(2,739,327)
Common shares issued for cash, $0.010	17,900,000	17,900	-	-	161,100	-	-	179,000
Common shares issued for services $0.010	5,042,000	5,042	-	-	45,378	-	-	50,420
Preferred shares issued for cash, $0.21 per share	-	-	1,400,000	1,400	292,600	-	-	294,000
Preferred shares issued for cash, $0.25 per share	-	-	200,000	200	49,800	-	-	50,000
Conversion of preferred stock	14,000,000	14,000	(1,400,000)	(1,400)	(12,600)	-	-	-
Net Loss	-	-	-	-	-	-	(798,237)	(798,237)
Balance, December 31, 2011	107,180,790	$107,181	3,777,302	$3,777	$4,357,141	$(2,201,562)	$(5,230,681)	$(2,964,144)
Common shares issued for debt settlement, $0.0020/share	21,137,337	21,137	-	-	21,363	-	-	42,500
Common shares issued for services $0.0049	2,000,000	2,000	-	-	7,800	-	-	9,800
Common shares issued for debt settlement, $0.0014/share	29,750,257	29,750	-	-	12,750	-	-	42,500
Common shares issued for debt settlement, $0.008/share	31,875,000	31,875	-	-	223,125			255,000
Common shares issued for debt settlement, $0.0018/share	14,000,000	14,000	-	-	11,000			25,000
Preferred shares issued for cash, $0.07 per share	-	-	1,250,000	1,250	86,250	-	-	87,500
Conversion of preferred stock	11,000,000	11,000	(1,100,000)	(1,100)	(9,900)	-	-	-
Net Loss	-	-	-	-	-	-	(237,840)	(237,840)
Balance, June 30, 2012	216,943,384	$216,943	3,927,302	$3,927	$4,709,528	$(2,201,562)	$(5,468,521)	$(2,739,684)

(The accompanying notes are an integral part of these consolidated financial statements)

FRIENDLY ENERGY EXPLORATION

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

These unaudited interim financial statements as of and for the six months ended June 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern – The Company incurred net losses of $5,468,522 from the period of February 11, 2005 (date of entering the oil and gas exploration business) through June 30, 2012 and has commenced its operations on a limited basis. The Company is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

3.

OIL & GAS PROPERTIES

	June 30, 2012	June 30, 2011
Oil & Gas Properties - Unproved
Panther Lease	8,596	9,873
Byler Lease	45,143	45,143
Mud Creek Lease	20,000	20,000
Hutchins Lease	2,400	2,400
South Thrifty Lease	55,931	59,799
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	461,039	466,185
Impairment	(328,970)	(328,970)
Total oil & gas properties	132,069	137,214

Byler Lease – In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  In 2010, there were additional lease costs of $333, and in 2011 there were additional lease costs of $11,160.  The property totals 372 acres and consists of 17 wells.  The Company remits a 22% royalty payment.  As at June 30, 2012, there was production on the property from four wells.  We are planning to rework additional wells.

Hutchins Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $2,400.  The property totals 194 acres.  Upon production, the Company will remit a 15.125% royalty payment.  As at June 30, 2012, there was no production on the property.

Mud Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  In 2011 there were additional lease costs of $11,160.  The property totals 355 acres.  Upon production, the Company will remit a 22% royalty payment.  As at June 30, 2012, there was no production on the property.

Panther Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  After the depletion allowance, the balance is $8,596.  The property totals 155 acres.  The Company remits a 22% royalty payment.  As at June 30, 2012, 2011, there was production on the property from three wells.  We are planning to rework additional wells.

South Thrifty Lease - In the first quarter of 2010, the Company purchased, through its wholly-owned subsidiary, a 50% interest in oil and gas properties in central Texas for $67,500.  After the depletion allowance, the balance is $56,556.  The property totals 1,000 acres.  The Company remits approximately a 22% royalty payment (the royalty payment varies for the wells).  As at June 30, 2012, there was production on the property from sixteen wells.  We are planning to rework additional wells.

4.

PROPERTY & EQUIPMENT

Property and equipment consist of the following as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Furniture and Fixtures	$21,980	$23,858
Computers and Equipment	$29,489	$28,548
Oil Field Equipment	$67,392	$67,392
	$118,861	$119,798
Less: accumulated depreciation	$(65,892)	$(56,967)
Net Furniture, fixtures, computers & equipment	$52,969	$62,831

5.

RELATED PARTY TRANSACTIONS

In the first quarter of 2011, the officers agreed with the Company to defer their salaries totaling $60,000, see note 9.

As of June 30, 2012 and 2011, loans payable from related parties consists of the following:

	June 30, 2012	June 30, 2011
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$ 271,406	$252,650

6.

OTHER CURRENT LIABILITIES

The company has accrued for unpaid federal payroll taxes in the amounts of $147,254 and $128,842 for the quarters ended June 30, 2012 and 2011, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $109,986 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The company has accrued deferred salaries owed to two officers in the amount of $1,428,000 and $1,143,000 for the quarters ended June 30, 2012 and 2011, respectively.

The company has accrued interest in the amount of $421,891 and $297,871 for the quarters ended June 30, 2012 and 2011, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

Two companies have loaned the company monies in the amount of $198,017 for the quarter ended June 30, 2012.  $197,318 has been loaned by Merus Corporation and $699 by Douglas Financial Corporation.

7.

STOCKHOLDERS’ DEFICIT

Common Shares:  As of June 30, 2012 and 2011, there were 216,943,384 and 70,238,790 shares of common stock outstanding.  During the quarter ended June 30, 2012, the Company issued 96,762,594 common shares in in settlement for repayment of $365,000 in loans.  2,000,000 common shares were issued for services,  Also, 1,4000,000 preferred shares were converted to 14,000,000 common shares.

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock.  Holders of preferred stock are entitled to twenty votes for each share of record on all matters to be voted on by shareholders.  During the quarter ended June 30, 2012, 1,250,000 preferred shares were issued in settlement of debt.  As of June 30, 2012 and 2011, there were 3,927,302 and 3,577,302 shares of preferred stock outstanding.

8.

STOCK OPTIONS & WARRANTS

The Company granted no options under the Company’s Stock Option Plan in the second quarter of 2012 and had no stock-based compensation expense.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2007 and 2008	400,000	0.55

Granted in 2009	1,500,000	0.005

Balance – June 30, 2012	1,900,000	0.12	7.50	–

Additional information regarding stock options as of June 30, 2012, is as follows:

Number of Options	Exercise Price $	Expiry Date

40,000	1.25	April 20, 2015
60,000	1.56	September 28, 2016
300,000	0.25	December 27, 2017
1,500,000	0.005	July 23, 2019

1,900,000

There are no non-vested stock options and the Company had no unrecognized compensation expense relating to unvested options as of June 30, 2012.

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

10.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.  With accrued interest and less principal paid of $140,000, the balance at June 30, 2012 is $149,073, as reported in the liability section of the balance sheet.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2012	December 31, 2011
Current Assets	$78,027	$85,345
Current Liabilities	$1,114,427	$1,184,003
Working Capital (Deficit)	$(1,036,400)	$(1,098,658)

Cash Flows

	June 30, 2012	June 30, 2011
Cash Flows from (used in) Operating Activities	$(38,734)	$(274,730)
Cash Flows from (used in) Investing Activities	$(252,500)	$(4,072)
Cash Flows from (used in) Financing Activities	$288,115	$259,669
Net Increase (decrease) in Cash During Period	$(3,119)	$(19,133)

Operating Revenues

Operating revenues for the three month period ended June 30, 2012 was $0.

Operating revenues for the three month period ended June 30, 2011 was $13,209 and is comprised of oil and gas revenues.

Operating Expenses and Net Loss

Operating expenses for the three month period ended June 30, 2012 was $94,851 and is comprised mostly of oil well operations costs and deferred salaries.

Operating expenses for the three month period ended June 30, 2011 was $199,492 and is comprised mostly of oil well operations costs and deferred salaries.

Net loss for the three month period ended June 30, 2012 was $120,139 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Net loss for the three month period ended June 30, 2011 was $228,978 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Liquidity and Capital Resources

As at June 30, 2012, the Company’s cash and total asset balance was $271,816 compared to $284,691 as at December 31, 2011. The decrease in total assets is attributed mainly to a decrease in cash and cash equivalents.

As at June 30, 2012, the Company had total liabilities of $3,011,500 compared with total liabilities of $3,248,835 as at December 31, 2011. The decrease in total liabilities was attributed primarily to an decrease loans payable.

As at June 30, 2012, the Company had a working capital deficit of $2,739,685 compared with a working capital deficit of $2,964,145 as at December 31, 2011.  The change in working capital deficit was due to common shares issued for debt settlement.

Cashflow from Operating Activities

During the period ended June 30, 2012, the Company used $38,734 of cash for operating activities compared to the use of $274,730 of cash for operating activities during the period ended June 30, 2011. The change in net cash used in operating activities is attributed primarily to a smaller net loss.

Cashflow from Investing Activities

During the period ended June 30, 2012 the Company had $252,500 in cash flows from investing activities, and during the period ended June 30, 2011 there was $4,072 in cash flows from investing activities.

Cashflow from Financing Activities

During the period ended June 30, 2012, the Company received $288,115 of cash from financing activities compared to $259,669 for the period ended June 30, 2011.  The change in cash flows from financing activities is attributed to decreases in proceeds from issuance of notes payable and increases in proceeds from issuance of common stock.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 29, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

FRIENDLY ENERGY EXPLORATION

Dated: August 7, 2012	/s/ Douglas Tallant
By: DOUGLAS TALLANT
Dated: August 7, 2012	Its: President and Chief Executive Officer /s/ Donald Trapp By: DONALD TRAPP Its: Chief Financial Officer & Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 7, 2012	/s/ Douglas Tallant
By: DOUGLAS TALLANT Its: Director

Dated: August 7, 2012	/s/ Donald Trapp By: DONALD TRAPP Its: Director