Form 10-Q
period 2012-09-30
FRIENDLY ENERGY EXPLORATION
filed 2012-11-14
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

 FORM 10-Q

________________

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes      . No  X  . (Not required)

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

Act). Yes      . No  X  .

As of November 12, 2012 there were 309,557,219 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FRIENDLY ENERGY EXPLORATION

An Exploration Stage Company

Financial Statements

September 30, 2012

Index

Page

Balance Sheet

4

Statement of Operations

5

Statement of Cash Flows

6

Notes to the Financial Statements

7

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

(unaudited)

	Sept. 30, 2012	Dec. 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$101	$13,069
Accounts Receivable	81,809	72,276
Total current assets	81,910	85,345
Oil and Gas Properties - unproved	112,041	132,695
Property and equipment	50,503	57,900
Notes receivable	7,500	7,500
Other Assets	1,250	1,250

Total Assets	$253,205	$284,691

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts Payable	$73,860	$74,908
Bank Indebtedness	-	-
Payroll Tax Liabilities	149,984	138,074
Interest Payable	442,879	376,119
Loan Payable	261,692	342,252
Loans Payable-Related Parties	263,145	252,650
Total current liabilities	1,191,559	1,184,003
Long-term Liabilities
Loan Payable	320,000	615,000
Judgment payable	152,831	141,832
Deferred Salaries	1,488,000	1,308,000
Total long-term liabilities	1,960,831	2,064,832
Total Liabilities	3,152,390	3,248,835

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 290,000,000 shares authorized, 273,943,384 and 107,180,790 shares, respectively, issued and outstanding	273,943	107,181
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 9,927,302 and 3,777,302 shares, respectively, issued and outstanding	9,927	3,777
Additional paid-in capital	4,758,528	4,357,141
Accumulated deficit during the development stage	(2,201,562)	(2,201,562)
Accumulated deficit during the exploration stage	(5,740,023)	(5,230,681)
Total stockholders' deficit	(2,899,185)	(2,964,145)

Total liabilities and stockholders' deficit	$253,205	$284,691

 (The accompanying notes are an integral part of these consolidated financial statements)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Consolidated Statement of Operations

(Expressed in U.S. Dollars)

(unaudited)

					From Inception	From Inception
					Development	Exploration
	For the	For the	For the	For the	Stage	Stage
	Three Months	Three Months	Nine Months	Nine Months	(Jan. 7, 1993)	(Feb. 11, 2005)
	Ended	Ended	Ended	Ended	through	through
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011	Feb. 10, 2005	Sept. 30, 2012

Revenue	$188	$14,397	$4,358	$47,479	$13,372	$136,062

Operating expenses
Bad Debt Expense	-	-	-	-	-	319,000
Depletion	28	2,160	654	7,122	-	18,001
Depreciation	2,466	2,466	7,397	7,365	35,287	33,070
Dry Hole Cost	-	-	-	-	-	88,157
General and administrative	1,249	1,773	4,750	6,531	218,930	101,424
Intangible Drilling Costs	-	-	-	-	-	333,206
Officer Wages	60,000	60,000	180,000	180,000	-	1,887,000
Oil Well Operations Cost	15,477	87,005	51,643	258,508	-	925,893
Oil & Gas Royalties	-	779	753	2,666		4,987
Payroll Expenses	2,730	2,730	11,910	11,910	213,228	112,716
Professional Fees	143,579	13,079	153,679	25,224	711,228	502,884
Rent	1,250	2,849	4,991	5,989	282,410	20,253
Stock Based Compensation	-	-	-	-	156,825	363,342
Travel & Entertainment	164	128	164	11,008	128,687	76,802
Total operating expenses	226,943	172,970	415,939	516,325	1,746,595	4,786,735

Loss from operations	(226,754)	(158,572)	(411,582)	(468,846)	(1,733,223)	(4,650,673)

Other income (expenses):
Other income	-	-	-	-	120,605	76,118
Forgiveness of Debt	-	-	-	-	(122,765)	-
Impairment Loss on Asset	(20,000)	-	(20,000)	-	(442,800)	(348,970)
Interest Expense	(24,747)	(64,633)	(77,759)	(138,004)	(23,379)	(706,498)
Lawsuit Judgment	-	-	-	-	-	(110,000)
Total other income (expenses)	(44,747)	(64,633)	(97,759)	(138,004)	(468,339)	(1,089,349)
				-
Loss before provision for income taxes	(271,501)	(223,205)	(509,341)	(606,850)	(2,201,562)	(5,740,023)
Provision for income taxes	-	-	-	-	-	-

Net loss	$(271,501)	$(223,205)	$(509,341)	$(606,850)	$(2,201,562)	$(5,740,023)

Basic and diluted loss per common share	$(0.001)	$(0.002)	$(0.003)	$(0.007)	$(0.28)	$(0.15)

Basic and diluted weighted average common shares outstanding
	253,497,732	91,164,307	190,549,075	84,189,135	7,762,659	39,141,481

(The accompanying notes are an integral part of these consolidated financial statements)

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

Statement of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

					From Inception	From Inception
					Development	Exploration
	For the	For the	For the	For the	Stage	Stage
	Three Months	Three Months	Nine Months	Nine Months	(Jan. 7, 1993)	(Feb. 11, 2005)
	Ended	Ended	Ended	Ended	through	through
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011	Feb. 10, 2005	Sept. 30, 2012
Cash flows from operating activities:
Net loss	$(271,501)	$(223,205)	$(509,341)	$(606,850)	$(2,201,562)	$(5,740,023)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion	28	2,160	654	7,122	-	18,001
Depreciation	2,466	2,466	7,397	7,365	35,287	33,070
Stock Based Compensation	-		-	-	(61,635)	581,802
Impairment Loss	-	-	-	-	442,800	452,090
Bad Debt Expense	-	-	-	-		319,000
Changes in operating assets and liabilities:
Accounts Receivable	(3,858)	(24,981)	(9,533)	(47,906)	-	(81,809)
Accounts Payable	(2,000)	(1,905)	(1,048)	387	73,857	(299)
Advances	-	-	-	-	-	(250)
Judgment payable	3,758	(35,577)	10,999	(55,152)	-	152,831
Interest Payable	20,989	24,210	66,760	77,156	23,079	419,800
Payroll Liabilities	2,730	2,730	11,910	11,910	37,268	112,716
Deferred Salaries	60,000	60,000	180,000	180,000	-	1,488,000
Net cash used by operating activities	(187,388)	(194,103)	(242,203)	(425,968)	(1,650,906)	(2,245,070)

Cash flows from investing activities:
Purchase of property and equipment	-	-	-	(941)	(41,718)	(77,142)
Investment in oil and gas properties	20,000	-	20,000	(21,160)	-	(582,132)
Net cash used by investing activities	20,000	-	20,000	(22,101)	(41,718)	(659,274)

Cash flows from financing activities:
Proceeds (repayment) of promissory notes	63,675	(38,185)	(375,560)	(155,985)	-	555,495
Proceeds from issuance of common stock	40,000	145,000	414,800	229,420	112,970	1,148,240
Proceeds from issuance of preferred stock	72,000	50,000	159,500	344,000	1,559,654	866,568
Proceeds on borrowings from related parties	(8,262)	1,519	10,494	35,593	20,000	334,143
Net cash provided by financing activities	167,413	158,334	209,234	453,028	1,692,624	2,904,446

Net increase in cash	25	(35,769)	(12,968)	4,959	-	101
Cash, beginning of period	76	38,887	13,069	(1,841)	-	-

Cash, end of period	$101	$3,118	$101	$3,118	$-	$101

(The accompanying notes are an integral part of these consolidated financial statements)

FRIENDLY ENERGY EXPLORATION

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

These unaudited interim financial statements as of and for the nine months ended September 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended September 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern – The Company incurred net losses of $5,740,023 from the period of February 11, 2005 (date of entering the oil and gas exploration business) through September 30, 2012 and has commenced its operations on a limited basis. The Company is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Revenue recognition – The Company has had revenues of $136,062 to date from its operations.  Revenue is recognized as it is received.

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

3.

OIL & GAS PROPERTIES

	September 30, 2012	September 30, 2011
Oil & Gas Properties - Unproved
Panther Lease	8,596	9,873
Byler Lease	45,143	45,143
Mud Creek Lease	20,000	20,000
Hutchins Lease	2,400	2,400
South Thrifty Lease	55,902	57,639
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	461,011	464,025
Impairment	(348,970)	(328,970)
Total oil & gas properties	112,041	135,055

Byler Lease – In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  In 2010, there were additional lease costs of $333, and in 2011 there were additional lease costs of $11,160.  The property totals 372 acres and consists of 17 wells.  The Company remits a 22% royalty payment.  As at September 30, 2012, there was no production on the property.  Rework on the wells is needed.

Hutchins Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $2,400.  The property totals 194 acres.  Upon production, the Company will remit a 15.125% royalty payment.  As at September 30, 2012, there was no production on the property.

Mud Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  In 2011 there were additional lease costs of $11,160.  The property totals 355 acres.  The lease was up for renewal and the Company has decided not to continue the lease. An impairment loss on the asset of $20,000 was taken in this quarter.

Panther Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  After the depletion allowance, the balance is $8,596.  The property totals 155 acres.  The Company remits a 22% royalty payment.  As at September 30, 2012, there was production on the property from three wells.  This lease is in the process of being sold.

South Thrifty Lease - In the first quarter of 2010, the Company purchased, through its wholly-owned subsidiary, a 50% interest in oil and gas properties in central Texas for $67,500.  After the depletion allowance, the balance is $56,556.  The property totals 1,000 acres.  The Company remits approximately a 22% royalty payment (the royalty payment varies for the wells).  As at September 30, 2012, there was production on the property from four wells.  A new compressor needs to be installed and many of the wells need further rework.

4.

PROPERTY & EQUIPMENT

Property and equipment consist of the following as of September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Furniture and Fixtures	$21,980	$21,980
Computers and Equipment	29,489	28,548
Oil Field Equipment	67,392	$0
	118,861	50,528
Less: accumulated depreciation	(68,358)	(45,960)
Net Furniture, fixtures, computers & equipment	$50,503	$4,568

5.

RELATED PARTY TRANSACTIONS

In the first quarter of 2011, the officers agreed with the Company to defer their salaries totaling $60,000, see note 9.

As of September 30, 2012 and 2011, loans payable from related parties consists of the following:

	September 30, 2012	September 30, 2011
Notes payable from officers of
the Company bearing interest at 8%
unsecured and due on demand	$263,145	$162,823

6.

OTHER CURRENT LIABILITIES

The Company has accrued for unpaid federal payroll taxes in the amounts of $149,984 and $122,341 for the quarters ended September 30, 2012 and 2011, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $112,716 is owed for accrued payroll taxes on deferred salaries; the Company has yet to file the payroll tax forms with the Internal Revenue Service or related state taxing authorities.

The Company has accrued deferred salaries owed to two officers in the amount of $1,488,000 and $1,248,000 for the quarters ended September 30, 2012 and 2011, respectively.

The Company has accrued interest in the amount of $442,879 and $349,684 for the quarters ended September 30, 2012 and 2011, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

Three companies have loaned the Company monies in the amount of $261,692 for the quarter ended September 30, 2012.

7.

STOCKHOLDERS’ DEFICIT

Common Shares:  As of September 30, 2012 and 2011, there were 273,943,384 and 107,180,790 shares of common stock outstanding, respectively.  During the quarter ended September 30, 2012, the Company issued 51,000,000 common shares in settlement for repayment of $40,000 in loans.

Preferred Shares:   Each share of preferred stock is convertible into ten shares of common stock and has voting rights equal to ten shares of common stock. Holders of preferred stock are entitled to twenty votes for each share of record on all matters to be voted on by shareholders. During the quarter ended September 30, 2012, 6,000,000 preferred shares were issued in settlement of debt.  As of September 30, 2012 and 2011, there were 9,927,302 and 3,777,302 shares of preferred stock outstanding, respectively.

On August 10, 2012, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada to increase the authorized number of shares of common stock to five hundred million (500,000,000), par value $0.001, and to increase the authorized number of shares of Class A Preferred Shares to twenty million (20,000,000), par value $0.001.  The authorized number of shares of Class B Preferred Shares remains ten million (10,000,000), par value $0.001.

8.

STOCK OPTIONS & WARRANTS

The Company granted no options under the Company’s Stock Option Plan in the third quarter of 2012 and had no stock-based compensation expense.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2007 and 2008	400,000	0.55

Granted in 2009	1,500,000	0.005

Balance – September 30, 2012	1,900,000	0.12	7.50	–

Additional information regarding stock options as of September 30, 2012, is as follows:

Number of Options	Exercise Price $	Expiry Date

40,000	1.25	April 20, 2015
60,000	1.56	September 28, 2016
300,000	0.25	December 27, 2017
1,500,000	0.005	July 23, 2019

1,900,000

There are no non-vested stock options and the Company had no unrecognized compensation expense relating to unvested options as of September 30, 2012.

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

10.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.  With accrued interest and less principal paid of $140,000, the balance at September 30, 2012 is $152,831, as reported in the liability section of the balance sheet.

In the current quarter, a private lender filed a suit against the Company concerning the case Mark Myers v. Friendly Energy Exploration in San Diego Superior Court.  This case involves a loan for $238,500.  The Company is seeking an extension to the time for payment.

11.

SUBSEQUENT EVENTS

In accordance with ASC 855, we have evaluated subsequent events through November 12, 2012, and did not have any material recognizable subsequent events, except for the issuance of 32,649,743 common shares on October 12, 2012 for settlement of debt and 1,964,092 common shares on October 26, 2012 for settlement of debt.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2012 $	December 31, 2011 $
Current Assets	81,910	85,345
Current Liabilities	1,191,559	1,184,003
Working Capital (Deficit)	(1,109,649)	(1,098,658)

Cash Flows

	September 30, 2012 $	September 30, 2011 $
Cash Flows from (used in) Operating Activities	(187,388)	(194,103)
Cash Flows from (used in) Investing Activities	(20,000)	0
Cash Flows from (used in) Financing Activities	167,413	158,334
Net Increase (decrease) in Cash During Period	25	(35,769)

Operating Revenues

Operating revenues for the three month period ended September 30, 2012 was $188.

Operating revenues for the three month period ended September 30, 2011 was $14,397 and is comprised of oil and gas revenues.

Operating Expenses and Net Loss

Operating expenses for the three month period ended September 30, 2012 was $226,943 and is comprised mostly of oil well operations costs and deferred salaries.

Operating expenses for the three month period ended September 30, 2011 was $172,970 and is comprised mostly of oil well operations costs and deferred salaries.

Net loss for the three month period ended September 30, 2012 was $271,501 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Net loss for the three month period ended September 30, 2011 was $223,205 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Liquidity and Capital Resources

As at September 30, 2012, the Company’s cash and total asset balance was $253,205 compared to $284,691 as at December 31, 2011. The decrease in total assets is attributed mainly to a capital loss on the Mud Creek lease.

As at September 30, 2012, the Company had total liabilities of $3,152,390 compared with total liabilities of $3,248,835 as at December 31, 2011. The decrease in total liabilities was attributed primarily to a decrease in loans payable.

As at September 30, 2012, the Company had a working capital deficit of $2,899,185 compared with a working capital deficit of $2,964,145 as at December 31, 2011.  The small change in working capital deficit was due to proceeds from common shares issued for debt settlement being mostly offset by the net loss for the nine months.

Cashflow from Operating Activities

During the period ended September 30, 2012, the Company used $187,188 of cash for operating activities compared to the use of $194,103 of cash for operating activities during the period ended September 30, 2011. The small change in net cash used in operating activities was due to the net loss being mostly offset by a decrease in the accounts payable and a decrease in the judgment payable.

Cashflow from Investing Activities

During the period ended September 30, 2012 the Company had $20,000 in cash flows from investing activities, and during the period ended September 30, 2011 there were no cash flows from investing activities.

Cashflow from Financing Activities

During the period ended September 30, 2012, the Company received 167,413 of cash from financing activities compared to $158,334 for the period ended September 30, 2011.  The small change in cash flows from financing activities is due to increases in promissory notes being mostly offset by decreases in proceeds from issuance of stock.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 29, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the current quarter, a private lender filed a suit against the Company concerning the case Mark Myers v. Friendly Energy Corporation in San Diego Superior Court.  This case involves a loan for $238,500.  The Company is seeking an extension to the time for payment.  Other than this suit, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we issued 51,000,000 common shares as a debt settlement for $40,000 in loans.

During the quarter, we issued 6,000,000 preferred shares as a debt settlement for $72,000 in loans.

2.

Subsequent Issuances:

Subsequent to the quarter, we issued 34,613,835 common shares as a debt settlement.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

 Not Applicable.

ITEM 5.

OTHER INFORMATION

On August 10, 2012, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada to increase the authorized number of shares of common stock to five hundred million (500,000,000), par value $0.001, and to increase the authorized number of shares of Class A Preferred Shares to twenty million (20,000,000), par value $0.001.  The authorized number of shares of Class B Preferred Shares remains ten million (10,000,000), par value $0.001.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01a	Articles of Incorporation	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01b	Certificate of Amendment to Articles of Incorporation dated April 21, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01c	Certificate of Amendment to Articles of Incorporation dated April 28, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01d	Certificate of Amendment to Articles of Incorporation dated September 25, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01e	Certificate of Amendment to Articles of Incorporation dated April 2, 1999	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01f	Amended and Restated Articles of Incorporation	Filed with the SEC on November 15, 2010 as part of our Quarterly Report on Form 10-Q.
3.01g	Certificate of Amendment to Articles of Incorporation dated August 10, 2012	Filed herewith.
3.02	Bylaws	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
4.01	2010 Share Incentive Plan	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
10.01	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.02	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Donald Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.03	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.04	Promissory Note dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.05	Promissory Note dated March 31, 2010 between the Registrant and Donald L. Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.06	Promissory Note dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

FRIENDLY ENERGY EXPLORATION
Dated: November 14, 2012		/s/ Douglas Tallant
	By:	DOUGLAS TALLANT
	Its:	President and Chief Executive Officer

Dated: November 14, 2012		/s/ Donald Trapp
	By: Its:	DONALD TRAPP Chief Financial Officer & Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

FRIENDLY ENERGY EXPLORATION
Dated: November 14, 2012		/s/ Douglas Tallant
	By:	DOUGLAS TALLANT
	Its:	Director

Dated: November 14, 2012		/s/ Donald Trapp
	By: Its:	DONALD TRAPP Director