Form 10-K
period 2012-12-31
FRIENDLY ENERGY EXPLORATION
filed 2013-04-16
CIK 1120434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

_______________

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ________ to _________

FRIENDLY ENERGY EXPLORATION

(Exact name of registrant as specified in its charter)

Nevada	000-31423	91-1832462
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
502 North Division Street Carson City, Nevada 89703 (Address of principal executive offices)
(702) 953-0411
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2012 was $56,869 based upon the price ($0.0036) at which the common stock was last sold as of the last business day of the fiscal year, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “FEGR”

As of March 12, 2013, there were 32,140,807 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

EXPLANATORY NOTE

In this Annual Report on Form 10-K (“Form 10-K”), we are restating our financial statements for the fiscal year ended December 31, 2011 as filed with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K on April 6, 2012, to properly account for certain previously issued warrants and beneficial conversion feature in connection with a convertible note.

Restatement of Financial Statements

The Company granted warrants under a non-brokered subscription agreement on July 15, 2011 in connection with a convertible note.  8,333,333 warrants were granted with each warrant entitling the holder to purchase one additional share of common stock of the Corporation at $0.015 per share until July 15, 2013. No value was assigned to Warrants when the transaction was initially booked in year 2011. We were not aware of the error when those financial statements were issued. We recently determined to use the Black Scholes option pricing model for the warrants valuation. Inputs, including expected terms, volatility, expected dividends, and risk free rate, were appropriate based on management’s best estimation and judgment. After further evaluation under FASB ASC 815, we concluded that the Warrants are indexed to its own stock and should be recorded as equity.  This resulted in $71,306 warrant valuation being recorded into equity as of the date of the Amended Designation.

In addition, the beneficial conversion feature associated with the convertible note was not determined at issuance. We have corrected the error by recording the difference between the conversion price and the fair market value of the convertible securities on the commitment date (transaction date).  This resulted in $53,694 being recorded into Additional Paid in Capital as of the date of the Amended Designation.

The value of warrants and beneficial convertible feature was recorded as debt discount and amortized over three years.

The restatement is non-cash in nature and is not related to our operations.

Other than the change referred to above, all other information included in our Annual Report on Form 10-K for the fiscal year December 31, 2011 remains unchanged.

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

The Company is now in the business of oil and gas exploration and operations, and has found a niche market acquiring leases in established, low risk oil fields which have been poorly operated and shut-in.  In the past four years, the Company acquired four oil and gas leases in Texas.  The Company is a registered, “bonded” operator in Texas (Operator No. 286572).  Therefore, the Company is in full control of all operations.

Overview and Mission

Our primary focus is on acquiring leases and wells in established oil fields to minimize risk.  We expect to build share value through revenue from oil & gas wells.  The Company’s four oil & gas leases have several proven oil and gas zones, and there are many opportunities for in-fill drilling.  The Company plans to acquire additional leases in the future.

The following was done in 2012:

•

Sold the Panther Creek lease and discontinued the Mud Creek lease.

•

Acquired the Tyra lease in north central Texas.

The Company plans the following activities in 2013:

•

Complete acquisition of several leases in Texas.

•

Rework a number of wells.

•

Drill several new in-fill wells.

•

Acquire additional leases.

Our Oil and Gas Properties

Our four oil and gas leases in Texas consist of the following:

Byler Lease: The Byler lease totals 372 acres of which approximately 57% is in a defined Fry Sand oil field.  The Fry sand is at a depth of 1,300 feet and is part of the Strawn Series which is a prolific oil producer in the region.  The Byler lease also contains the Marble Falls Limestone which is part of the lower Pennsylvanian System at approximately 2,300 feet.  Of the 17 existing wells on the lease, two are water injection wells, eleven are Fry wells and four are Marble Falls wells.  The Company has installed a new tank farm and three new pump jacks.  As at December 31, 2012, there was no production on the property.

Hutchins Lease: The Hutchins lease totals 194 acres of which approximately 30% is in defined oil fields.  The Company’s lease is for the upper production zones included the Fry Sands.  There were four Fry Sand wells which were plugged in 2001 when the operator had financial problems and oil and gas prices were very low.  We expect to reenter the one of the Fry Sand wells.  There is good potential for in-field drilling.  A new tank farm and other infrastructure are needed on the Hutchins lease.  As at December 31, 2012, there was no production on the property.

South Thrifty Lease: The South Thrifty lease totals 1,000 acres of which approximately 54% is in defined oil fields.  There are five Chappel Reef and Ellenberger oil wells and eighteen Chappel Reef gas wells.  There is also a water injection well.   One of the wells had an initial potential of 792 barrels per day.  Cheap and used casing was installed, which created a hole after only a short time and reduced production to 50 barrels per day and eventually zero.  There is good potential for in-field drilling.  The South Thrifty lease has five tank farms.  As at December 31, 2012, there was production on the property from several gas wells.  The other wells need some work.

Tyra Lease: The Tyra lease was acquired in the fourth quarter of 2012.  It totals 20 acres and has one well.  There is potential for a second in-fill well.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our corporate office is located at 502 North Division Street, Carson City, Nevada 89703. Our telephone number is (702) 953-0411.  We do not foresee any significant difficulties in obtaining any required additional facilities.  The Company does not presently own any interests in real estate.

The Company has acquired four oil and gas leases in Texas.  The Company is a registered, “bonded” operator in Texas (Operator No. 286572).  Therefore, the Company is in full control of all operations.

As of the dates specified in the following table, the Company held the following properties in the following amounts:

	December 31, 2012 $	December 31, 2011 $
Oil & Gas Properties - Unproved
Byler Lease	45,143	45,143
Hutchins Lease	2,400	2,400
South Thrifty Lease	55,894	56,556
Tyra Lease	10,000	0
Panther Lease	0	8,596
Mud Creek Lease	20,000	20,000
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	462,407	453,069
Impairment	(348,970)	(328,970)
Total oil & gas properties	113,437	132,695

The Company defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased.

Proven Reserves:  The oil & gas leases have a number of existing wells, many of which were shut-in.  We are in the process of re-working these existing wells.  All of these leases are in Texas.  At this time, we do not have proven developed or undeveloped reserve estimates for these leases, but plan to have proven reserve estimates made in 2013.

Products Sold:  The Company has sold $143,126 worth of oil & gas products during the last three fiscal years.

Drilling Activities:  No exploratory or development wells have been drilled by the Company during the last three fiscal years.

Present Activities:  The Company has no wells in the process of being drilled.  Several of the Company’s existing wells will soon be re-worked.

Delivery Commitments:  The Company has no commitments to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or arrangements.

ITEM 3.

LEGAL PROCEEDINGS

In 2012, an investor filed suit against the Company concerning an investment made in the Asher #1 well in Oklahoma, which produced little income, and an investment in the Peach Tree well in Oklahoma, which was a dry hole.  The amount of the investments was $244,500.  The investor alleges that the monies were a loan and not an investment and alleges that $244,000 is still due and payable.  We hope to resolve this matter out of court.  To be conservative for the purposes of the Company’s financials, we have recorded a loan liability in the amount of $244,000.

Other than the above mentioned suit, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since October 13, 2010 trading under the symbol “FEGR.”  Prior to October 13, 2010, our stock was traded on the Pink Sheets under the symbol “FEGR.PK”.  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the period from January 1, 2011 through December 31, 2012, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The prices have been adjusted for the 20-for-1 reverse split of common shares in November 2012.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 – High	$0.0200	$0.0065	$0.0700	$0.0300
2012 – Low	$0.0038	$0.0042	$0.0140	$0.0053
2011 – High	$0.6960	$0.4000	$0.5600	$0.3400
2011 – Low	$0.2200	$0.2200	$0.2400	$0.0600

Record Holders

As of March 12, 2012, an aggregate of 32,140,807 shares of our common stock were issued and outstanding and were owned by approximately 591 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2012	December 31, 2011
Current Assets	$254,598	$284,691
Current Liabilities	$2,947,912	$3,139,589
Working Capital (Deficit)	$(2,947,896)	$(3,139,589)

Cash Flows

	December 31, 2012	December 31, 2011
Cash Flows from (used in) Operating Activities	$(523,934)	$(557,117)
Cash Flows from (used in) Investing Activities	$(470,741)	$(22,101)
Cash Flows from (used in) Financing Activities	$981,605	$594,129
Net Increase (decrease) in Cash During Period	$(13,070)	$14,911

Operating Revenues

Operating revenues for the period ended December 31, 2012 was $27,474 and is comprised of oil and gas revenues.

Operating revenues for the period ended December 31, 2011 was $63,211 and is comprised of oil and gas revenues.

Operating Expenses and Net Loss

Operating expenses for the period ended December 31, 2012 was $498,508 and is comprised mostly of oil well operations costs and deferred salaries.

Operating expenses for the period ended December 31, 2011 was $630,064 and is comprised mostly of oil well operations costs and deferred salaries.

Net loss for the period ended December 31, 2012 was $457,716 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Net loss for the period ended December 31, 2011 was $813,991 and is comprised of operating expenses and interest expenses less oil and gas revenues.

Liquidity and Capital Resources

As at December 31, 2012, the Company’s cash and total asset balance was $254,598 compared to $284,691 as at December 31, 2011.  The decrease in total assets is attributed mainly to a decrease in the value of oil and gas properties due to the sale of the Panther lease.

As at December 31, 2012, the Company had total liabilities of $2,947,9126 compared with total liabilities of $3,139,589 as at December 31, 2011.  The increase in total liabilities was attributed to primarily to an increase of interest payable and of deferred salaries.

As at December 31, 2012, the Company had a working capital deficit of $2,693,315 compared with a working capital deficit of $2,854,898 as at December 31, 2011.  The increase in working capital deficit was attributed to primarily to an increase of interest payable and of deferred salaries.

Cashflow from Operating Activities

During the period ended December 31, 2012, the Company used $523,934 of cash for operating activities compared to the use of $557,117 of cash for operating activities during the period ended December 31, 2011.  The change in net cash used in operating activities is mainly attributed to a decrease in the net loss.

Cashflow from Investing Activities

During the period ended December 31, 2012, the Company used $470,741 of cash for investing activities compared to the use of $22,101 of cash for investing activities during the period ended December 31, 2011.  The change in net cash used in investing activities is attributed to a payoff of promissory note balances using common stock.

Cashflow from Financing Activities

During the period ended December 31, 2012, the Company received $981,605 of cash for financing activities compared to receipt of $594,129 of cash for financing activities during the period ended December 31, 2011.  The small change in net cash used in financing activities is attributed mainly to an increase in common stock financing offset by a decrease in preferred stock financing.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRIENDLY ENERGY EXPLORATION

(An Exploration Stage Company)

For the Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Friendly Energy Exploration

We have audited the consolidated balance sheet of Friendly Energy Exploration. (the “Company”) as of December 31, 2012 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the result of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 12 to the consolidated financial statements, the 2011 consolidated financial statements have been restated to correct a misstatement. We audited the adjustments necessary to restate the warrant and earnings per share information provided in Note 12. In our opinion, such adjustments are appropriate and have been properly applied.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred an accumulated deficit of $7,905,713 from inception to December 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

April 15, 2013

Newport Beach, CA

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

/s/ John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

March 26, 2012

FRIENDLY ENERGY EXPLORATION
An Exploration Stage Company
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
		(As Restated)
ASSETS

Current assets
Cash and cash equivalents	$-	$13,069
Accounts receivable	85,605	72,276
Total current assets	85,605	85,345
Oil and Gas Properties - unproved	113,436	132,695
Property and equipment, net	46,807	57,900
Notes receivable	7,500	7,500
Other assets	1,250	1,250

Total Assets	$254,598	$284,691

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Bank overdraft	$16	$-
Accounts payable	81,698	74,908
Payroll tax liabilities	151,895	138,074
Interest payable	36,674	376,119
Loan payable	411,206	342,252
Loans payable-related parties	504,318	252,650
Total current liabilities	1,185,808	1,184,003
Long-term Liabilities
Loan payable	-	490,000
Convertible note, net of unamortized discount	57,420	15,753
Judgment payable	156,684	141,832
Deferred salaries	1,548,000	1,308,000
Total long-term liabilities	1,762,104	1,955,585
Total Liabilities	2,947,912	3,139,589

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 16,208,193 and 5,359,040 shares, respectively, issued and outstanding	16,208	5,359
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 9,927,302 and 3,777,302 shares, respectively, issued and outstanding	9,927	3,777
Warrants, 8,333,888 exercisable at $0.015 per share	71,306	71,306
Additional paid-in capital	5,114,958	4,512,657
Accumulated deficit during the development stage	(2,201,562)	(2,201,562)
Accumulated deficit during the exploration stage	(5,704,151)	(5,246,435)
Total stockholders' deficit	(2,693,315)	(2,854,898)

Total liabilities and stockholders' deficit	$254,598	$284,691

The accompanying notes are an integral part of these consolidated financial statements

FRIENDLY ENERGY EXPLORATION
An Exploration Stage Company
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception	From Inception
		For the	Development Stage	Exploration Stage
	For the	Year Ended	(Jan. 7, 1993)	(Feb. 11, 2005)
	Year Ended	Dec. 31, 2011	through	through
	Dec. 31, 2012	(As Restated)	Feb. 10, 2005	Dec. 31, 2012

Revenue	$27,474	$63,211	$13,372	$159,178.50

Operating expenses
Bad debt expense	-	-	-	319,000
Depletion	662	9,482	-	18,010
Depreciation	9,794	9,831	35,287	35,467
Dry hole cost	-	-	-	88,157
General and administrative	5,540	8,197	218,930	102,215
Intangible drilling costs	-	-	-	333,206
Officer wages	240,000	240,000	-	1,947,000
Oil well operations cost	63,943	357,261	-	938,194
Oil & gas royalties	5,009	2,666	-	9,243
Payroll expenses	13,822	13,822	213,228	114,627
Professional fees	177,969	30,624	711,228	527,174
Rent	6,975	7,631	282,410	22,237
Stock based compensation	-	-	156,825	363,342
Travel & entertainment	2,268	13,761	128,687	78,906
Total operating expenses	525,982	693,275	1,746,595	4,896,777

Loss from operations	(498,508)	(630,064)	(1,733,223)	(4,737,599)

Other income (expenses):
Other income	171,800	-	120,605	247,918
Forgiveness of debt	-	-	(122,765)	-
Impairment Loss on asset	(20,000)	-	(442,800)	(348,970)
Interest expense	(111,009)	(183,927)	(23,379)	(755,501)
Lawsuit Judgment	-	-	-	(110,000)
Total other income (expenses)	40,791	(183,927)	(468,339)	(966,553)

Loss before provision for income taxes	(457,716)	(813,991)	(2,201,562)	(5,704,152)
Provision for income taxes	-	-	-	-

Net loss	$(457,716)	$(813,991)	$(2,201,562)	$(5,704,152)

Basic and diluted loss per common share	$(0.05)	$(0.20)

Basic and diluted weighted average common shares outstanding	10,038,113	4,153,667

The accompanying notes are an integral part of these consolidated financial statements

FRIENDLY ENERGY EXPLORATION
An Exploration Stage Company
CONSOLIDATED STATEMENT OF CASHFLOWS

			From Inception	From Inception
		For the	Development Stage	Exploration Stage
	For the	Year Ended	(Jan. 7, 1993)	(Feb. 11, 2005)
	Year Ended	Dec. 31, 2011	through	through
	Dec. 31, 2012	(As Restated)	Feb. 10, 2005	Dec. 31, 2012

Operating Activities:
Net loss	$(457,716)	$(813,991)	$(2,201,562)	$(5,685,051)
Adjustments to reconcile net loss to net cash used by operating activities:

Depletion	662	9,482	-	18,010
Depreciation	9,794	9,831	35,287	35,467
Stock based compensation	-	-	(61,635)	581,802
Impairment loss	-	-	442,800	452,090
Bad debt expense	-	-	-	319,000
Changes in operating assets and liabilities:
Accounts receivable	(13,329)	(63,547)	-	(85,605)
Accounts payable	6,790	15,363	73,857	7,540
Advances	-	(250)	-	(250)
Judgment payable	14,852	(71,418)	-	156,684
Interest payable	(339,446)	103,591	23,079	10,248
Payroll liabilities	13,822	13,822	37,268	114,628
Deferred salaries	240,000	240,000	-	1,548,000
Net cash used in operating activities	(524,571)	(557,117)	(1,650,906)	(2,527,438)

Investing Activities:
Purchase of property and equipment	1,300	(941)	(41,718)	(75,842)
Investment in oil and gas properties	18,596	(21,160)	-	(583,535)
Net cash used in investing activities	19,896	(22,101)	(41,718)	(659,378)

Financing Activities:
Repayment of promissory notes	(490,000)	-	-	(816,500)
Proceeds (repayment) of promissory notes	68,954	(37,294)	-	1,326,509
Proceeds from issuance of common stock	459,800	229,420	112,970	1,193,240
Proceeds from issuance of preferred stock	159,500	344,000	1,559,654	866,568
Proceeds from issuance of warrants	41,667	15,753	-	41,667
Proceeds on borrowings from related parties	251,668	42,250	20,000	575,317
Bank overdraft	16	-	-	16
Net cash provided by financing activities	491,605	594,129	1,692,624	3,186,817

Net increase in cash	(13,070)	14,911	-	-
				-
Cash, beginning of period	13,069	(1,841)	-	-
				-
Cash, end of period	$-	$13,069	$-	$-

Supplemental disclosure of cash flow information
Cash paid during the period
Interest	-	-
Income taxes	-	-

Non cash financing activities
Issuance of warrants in connection with convertible notes payable	-	53,694
Beneficial conversion feature recorded in connection with convertible notes payable	-	71,306
Common stock issued for debt settlement	450,000	104,000
Common stock issued for services	98,000	50,420
Preferred stock issued for debt settlement	159,500	-

The accompanying notes are an integral part of these consolidated financial statements

FRIENDLY ENERGY EXPLORATION
An Exploration Stage Company
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Accumulated	Accumulated
								Deficit	Deficit
							Additional	Development	Exploration	Total
	Common Stock		Preferred Stock		Warrants		Paid-in	Stage	Stage	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Prior to 2-11-05	From 2-11-05	Deficit
Balance, December 31, 2010	3,511,940	$3,512	3,577,302	$3,577	-	$0	$3,887,590	($2,201,562)	($4,432,444)	($2,739,327)

Common shares issued for debt settlement, $0.200/share	520,000	520	-	-	-	-	103,480	-	-	104,000
Common shares issued for cash, $0.200/share	375,000	375	-	-	-	-	74,625	-	-	75,000
Common shares issued for services $0.200/share	252,100	252	-	-	-	-	50,168	-	-	50,420
Preferred shares issued for cash, $0.21/share	-	-	1,400,000	1,400	-	-	292,600	-	-	294,000
Preferred shares issued for cash, $0.25/share	-	-	200,000	200	-	-	49,800	-	-	50,000
Conversion of preferred stock	700,000	700	(1,400,000)	(1,400)	-	-	700	-	-	-
Warrants & beneficial conversion features (as restated)	-	-	-	-	41,667	71,306	53,694	-	-	125,000
Net Loss	-	-	-	-	-	-	-	-	(813,991)	(813,991)
Balance, December 31, 2011	5,359,040	$5,359	3,777,302	$3,777	41,667	$71,306	$4,512,657	($2,201,562)	($5,246,435)	($2,854,898)

Common shares issued for debt settlement, $0.0402/share	1,056,867	1,057	-	-	-	-	41,443	-	-	42,500
Common shares issued for services $0.0980/share	100,000	100	-	-	-	-	9,700	-	-	9,800
Common shares issued for debt settlement, $0.0238/share	1,787,513	1,788	-	-	-	-	40,712	-	-	42,500
Common shares issued for debt settlement, $0.160/share	1,593,750	1,594	-	-	-	-	253,406	-	-	255,000
Common shares issued for debt settlement, $0.0158/share	1,578,395	1,578	-	-	-	-	23,422	-	-	25,000
Common shares issued for debt settlement, $0.01578/share	2,550,000	2,550	-	-	-	-	37,450	-	-	40,000
Preferred shares issued for debt settlement $0.07/share	-	-	1,250,000	1,250	-	-	86,250	-	-	87,500
Preferred shares issued for debt settlement $0.012/share	-	-	6,000,000	6,000	-	-	66,000	-	-	72,000
Conversion of preferred stock	550,000	550	(1,100,000)	(1,100)	-	-	550	-	-	-
Common shares issued for debt settlement, $0.0276/share	1,632,487	1,632	-	-	-	-	43,368			45,000
Common shares issued relating to reverse stock split (shareholders with less than 20 old shares)	142	0	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	(457,716)	(457,716)
Balance, December 31, 2012	16,208,193	$16,208	9,927,302	$9,927	41,667	$71,306	$5,114,958	($2,201,562)	($5,704,151)	($2,693,315)

The accompanying notes are an integral part of these consolidated financial statements

FRIENDLY ENERGY EXPLORATION

 (AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1.

DESCRIPTION OF BUSINESS AND HISTORY

Friendly Energy Corp., a Nevada corporation, (hereinafter referred to as the “Company” or “Friendly Energy”) was incorporated in the State of Nevada on January 7, 1993 under the name Eco-Systems Marketing.  The company was originally in the business of selling electric power and related services to small and medium sized businesses in a newly deregulated California market.  The Company is now in the business of oil and gas exploration and operations.  The Company has acquired several oil and gas leases in central Texas with more than 25 wells.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern – The Company incurred net losses of $5,704,151 from the period of February 11, 2005 (date of entering the oil and gas exploration business) through December 31, 2012 and has commenced its operations on a limited basis. The Company is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

Use of estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Income taxes – We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Revenue recognition – Revenues associated with sales of crude oil, and natural gas, and all other sources are recorded when title passes to the customer, net of royalties, discounts and allowances, as applicable. Revenues from natural gas production from properties in which Friendly Energy Exploration has an interest with other producers are generally recognized using the entitlement method. Excise, value-added and similar taxes assessed by a governmental authority on a revenue-producing transaction between a seller and a customer are presented on a gross basis.

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

The Company’s financial instruments consist principally of cash, notes receivable, investment, accounts payable, payroll tax liabilities, judgment payable, deferred salaries, interest payable, loans payables, and amounts due to related parties. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Debt Discount Amortization. Debt discounts for notes payable are amortized to interest expense, using a method that approximates the interest method over the term of the related debt instruments.

Recent accounting pronouncements – Effective January 2012, FASB adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

January 2012, FASB adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

3.

 OIL & GAS PROPERTIES

	December 31, 2012 $	December 31, 2011 $
Oil & Gas Properties - Unproved
Byler Lease	45,143	45,143
Hutchins Lease	2,400	2,400
South Thrifty Lease, net of depletion	55,894	56,556
Tyra Lease	10,000	0
Panther Lease, net of depletion	0	8,596
Mud Creek Lease	20,000	20,000
Red Oak Project	242,000	242,000
Talpa Project	50,000	50,000
West Peach Project	36,970	36,970
	462,406	461,665
Impairment	(348,970)	(328,970)
Total oil & gas properties	113,436	132,695

Byler Lease – In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $33,650.  In 2010, there were additional lease costs of $333, and in 2011 there were additional lease costs of $11,160.  The property totals 372 acres and consists of 17 wells.  The Company remits a 22% royalty payment.  As at December 31, 2012, there was no production on the property.

Hutchins Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in shallow oil and gas properties in central Texas for $2,400.  The property totals 194 acres.  Upon production, the Company will remit a 15.125% royalty payment.  As at December 31, 2012, there was no production on the property.

South Thrifty Lease - In the first quarter of 2010, the Company purchased, through its wholly-owned subsidiary, a 50% interest in oil and gas properties in central Texas for $67,500.  After the depletion allowance, the balance is $56,556.  The property totals 1,000 acres.  The Company remits approximately a 22% royalty payment (the royalty payment varies for the wells).  As at December 31, 2012, there was production on the property from several gas wells.

Tyra Lease - In the last quarter of 2012, the Company acquired, through its wholly-owned subsidiary, a 51% interest in oil and gas properties in north central Texas for $10,000.  The property has one well on 20 acres.  The Company remits approximately a 20% royalty payment.  As at December 31, 2012, there was production on the property.

Panther Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $15,000.  After the depletion allowance, the balance is $8,596.  The property totals 155 acres.  The Company sold its interest in the lease for $30,000 in December 2012.

Mud Creek Lease - In 2009, the Company purchased, through its wholly-owned subsidiary, a 100% interest in oil and gas properties in central Texas for $10,000.  In 2011 there were additional lease costs of $11,160.  The property totals 355 acres.  In 2012, management elected not to continue with further exploration of the property and impaired all capitalized costs.

Red Oak Project - Friendly Energy Exploration, through its wholly owned subsidiary, Friendly Energy Services, Inc. (FES), participated in the drilling of a 3,200 foot deep oil and gas well in southwest Iowa. FES owns a 42.5% working interest in the well.  In 2009, management elected not to continue with further exploration of the property and impaired all capitalized costs.

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

4.

PROPERTY & EQUIPMENT

Property and equipment consist of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Furniture and Fixtures	21,980	21,980
Computers and Equipment	29,489	29,489
Oil Field Equipment	65,477	67,392
	116,946	118,861
Less: accumulated depreciation	(70,140)	(60,961)
Property and equipment, net	$46,806	$ 57,900

5.

RELATED PARTY TRANSACTIONS

In 2011, the officers agreed with the Company to defer their salaries totaling $240,000, see note 10.  The officers have accrued the following deferred salaries since 2005:

	December 31, 2012	December 31, 2011
Douglas Tallant, CEO	$1,183,000	$1,003,000
Donald Trapp, CFO	$365,000	$305,000
	$1,548,000	$1,308,000

The officers have loaned the company funds due on demand with 8% interest annually as shown below:

	December 31, 2012	December 31, 2011
Douglas Tallant, CEO	$136,937	$15,320
Donald Trapp, CFO	$367,381	$237,329
	$504,318	$252,650

6.

OTHER CURRENT LIABILITIES

The Company has accrued for unpaid federal payroll taxes in the amounts of $151,895 and $138,074 for the years ended December 31, 2012 and 2011, respectively.  $37,268 is owed from 2000 and 2001 unpaid federal payroll taxes; the Company has filed the payroll taxes with the Internal Revenue Service.  $114,627 and $100,806 is owed for accrued payroll taxes on deferred salaries for 2012 and 2011; the Company will file the payroll tax forms with the Internal Revenue Service or related state taxing authorities at such time as the deferred salaries are paid.

The Company has accrued interest in the amount of $36,674 and $376,119 for year ended December 31, 2012 and 2011, respectively.  The accrued interest includes interest on unpaid payroll taxes and related party loans.

Four companies have loaned the company monies in the amount of $411,206 at year ended December 31, 2012, and two companies have loaned the Company monies in the amount of $342,252 at year ended December 31, 2011.

7.

INCOME TAXES

No provision was made for federal income tax for the year ended December 31, 2012, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $7,900,000, which begins to expire in 2013 through 2031 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2034. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry forward. However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carry forwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carry forwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of December 31, 2012.  We have identified U.S. Federal and Texas as our “major” tax jurisdiction and generally we remain subject to Internal Revenue Service examination of our 2009 through 2011 U.S. Federal income tax returns and remain subject to Texas Comptroller of Public Accounts examination of our 2009 through 2011 Texas Franchise Tax Returns.

	December 31, 2011	December 31, 2011
Deferred tax assets:
Net operating loss carry forwards	$ 7,905,713	$ 7,447,997
Less: valuation allowance	(7,905,713)	(7,447,997)
Net deferred tax assets	$ -	$ -

8.

STOCKHOLDERS’ DEFICIT

a)

On April 1, 2011, the Company issued 1,400,000 shares of preferred stock for cash at $0.21 per share.

b)

On July 1, 2011, the Company issued 200,000 shares of preferred stock for cash at $0.25 per share.

c) During 2011, as noted above in the common shares section, 1,400,000 shares of preferred stock were converted to 14,000,000 shares of common stock.

d) During 2012, the Company issued 7,250,000 shares of preferred stock for debt settlement at $0.022 per share.

e) During 2012, as noted above in the common shares section, 1,100,000 shares of preferred stock were converted to 550,000 shares of common stock.

9.

STOCK OPTIONS

The Company granted no options under the Company’s Stock Option Plan in the 2012 and had no stock-based compensation expense.

The following table summarizes stock option plan activities:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $
Granted in 2005	2,000	$ 25.00
Granted in 2006	3,000	$ 31.25
Granted in 2007	15,000	$ 5.00
Granted in 2009	75,000	$ 0.010
Balance 12-31-2011	95,000	$ 2.31	7.1	$ -
Balance 12-31-2012	95,000	$ 2.31	6.1	$ -

Additional information regarding stock options as of December 31, 2012, is as follows:

Year Granted	Number of Options	Exercise Price	Expiration Date
2005	2,000	$ 25.00	04/20/15
2006	3,000	$ 31.25	09/28/16
2007	15,000	$ 5.00	12/27/17
2009	75,000	$ 0.010	07/23/19

There are no non-vested stock options and as of December 31, 2012 and 2011, the Company had no unrecognized compensation expense relating to unvested options.

10.

CONVERTIBLE NOTE AND WARRANTS

The company has entered an subscription agreement which a convertible note of $125,000 with 8,333,333 warrants attached, the note is payable over a five-year period, accrues interest at the rate of 2% per annum payable in cash or common stock of the Company at the option of the holder of the Note, and is convertible into Company common stock at $0.01 per share. The Company granted warrants under a non-brokered subscription agreement on July 15, 2011 in connection with a loan.  8,333,333 warrants were granted with each warrant entitling the holder to purchase one additional share of common stock of the Corporation at $0.015 per share until July 15, 2013.

According to ASC 470-20-30-5, in circumstances in which convertible securities are issued with any detachable instruments, such as warrants, in order to determine the amount to be allocated to the beneficial conversion feature, the issuer must first allocate the proceeds between the convertible instrument and the detachable instruments using the relative fair value method.  Then the value of the beneficial conversion feature would be computed using the proceeds allocated to the conversion securities.  Costs of issuing the instruments do not affect the calculation and should not be offset against the proceeds in the calculation. The amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.  The relative future value allocation is as follows:

Notes payable	Warrants	Total
$ 53,694	$ 71,306	$ 125,000

The original loan has been recorded as a $125,000 convertible note.  To account for the future value allocation, $125,000 is debited as a convertible note-debt discount, the future value allocation of $71,306 is credited as warrants, and the future value allocation of $53,694 is credited as additional-paid-in-capital.  The debt discount is amortized over three years, with the amortization amount debited as interest expense.

11.

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

12.

LITIGATION

In 2005, an employee received a defaulted judgment against the Company concerning the case Bowers v. Friendly Energy Corporation, San Diego Superior Court Case No. 775084.  The default judgment in the principle sum of $434,211.50 was reduced to a principal amount of $110,000, with interest from October 13, 2000.  With accrued interest and less principal paid of $140,000, the balance at December 31, 2012 and 2011 is $156,684 and $141,832, as reported in the liability section of the balance sheet.

In 2012, an investor filed suit against the Company concerning an investment made in the Asher #1 well in Oklahoma, which produced little income, and an investment in the Peach Tree well in Oklahoma, which was a dry hole.  The amount of the investments was $244,500.  The investor alleges that the monies were a loan and not an investment and alleges that $244,000 is still due and payable.  We hope to resolve this matter out of court.  To be conservative for the purposes of the Company’s financials, we have recorded a loan liability in the amount of $244,000.

13.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

       The Company granted warrants under a non-brokered subscription agreement on July 15, 2011 in connection with a convertible note.  8,333,333 warrants were granted with each warrant entitling the holder to purchase one additional share of common stock of the Corporation at $0.015 per share until July 15, 2013. No value was assigned to Warrants when the transaction was initially booked in year 2011. We were not aware of the error when those financial statements were issued. We recently determined to use the black scholes option pricing model for the warrants valuation. Inputs, including expected terms, volatility, expected dividends, and risk free rate, were appropriate based on management’s best estimation and judgment. After further evaluation under FASB ASC 815, we concluded that the Warrants are indexed to its own stock and should be recorded as equity.  This resulted in $71,306 warrant valuation being recorded into equity as of the date of the Amended Designation.

       In addition, the beneficial conversion feature associated with the convertible note was not determined at issuance. We have corrected the error by recording the difference between the conversion price and the fair market value of the convertible securities on the commitment date (transaction date).  This resulted in $53,694 being recorded into additional paid in capital as of the date of the amended designation.

       The value of warrants and beneficial convertible feature was recorded as debt discount and amortized over three years.

The following table presents the impact of the financial adjustments on the Company’s previously reported consolidated balance sheet and equity statement for the year ended December 31, 2011.

	December 31, 2011	December 31, 2011
	(As Previously Reported)	(As Restated and Reclassified)

Loan payable	$ 615,000	$ 490,000
Convertible Note		$ 125,000
Convertible Note-Debt Discount		$ (109,247)

The impact of the financial adjustments on the Company’s previously reported consolidated statement of operation for the year ended December 31, 2011 is an increase in interest expense of $15,753 from the amortization of the convertible note debt discount

The following table presents the impact of the financial adjustments on the Company’s previously reported Statement of Stockholders’ Equity for the period ended December 31, 2011.

FRIENDLY ENERGY EXPLORATION
A Development Stage Company
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Accumulated	Accumulated
								Deficit	Deficit
							Additional	Development	Exploration	Total
	Common Stock		Preferred Stock		Warrants		Paid-in	Stage	Stage	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Prior to 2-11-05	From 2-11-05	Deficit
	(as previously reported and reclassified including effect of 2012 reverse stock split)
Balance, December 31, 2010	3,511,940	3,512	3,577,302	$3,577	-	$0	$3,887,590	($2,201,562)	($4,432,444)	($2,739,327)

Common shares issued for cash, $0.200/share	895,000	895	-	-	-	-	178,105	-	-	179,000
Common shares issued for services $0.200/share	252,100	252	-	-	-	-	50,168	-	-	50,420
Preferred shares issued for cash, $0.21/share	-	-	1,400,000	1,400	-	-	292,600	-	-	294,000
Preferred shares issued for cash, $0.25/share	-	-	200,000	200	-	-	49,800	-	-	50,000
Conversion of preferred stock	700,000	700	(1,400,000)	(1,400)	-	-	700	-	-	-
Net Loss	-	-	-	-	-	-	-	-	(794,891)	(794,891)
Balance, December 31, 2011	5,359,040	5,359	3,777,302	$3,777	-	$0	$4,458,963	($2,201,562)	($5,227,335)	($2,960,798)

								Accumulated	Accumulated
								Deficit	Deficit
							Additional	Development	Exploration	Total
	Common Stock		Preferred Stock		Warrants		Paid-in	Stage	Stage	Exploration
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Prior to 2-11-05	From 2-11-05	Deficit
	(as restated)
Balance, December 31, 2010	3,511,940	$3,512	3,577,302	$3,577	-	$0	$3,887,590	($2,201,562)	($4,432,444)	($2,739,327)

Common shares issued for debt settlement, $0.200/share	520,000	520	-	-	-	-	103,480	-	-	104,000
Common shares issued for cash, $0.200/share	375,000	375	-	-	-	-	74,625	-	-	75,000
Common shares issued for services $0.200/share	252,100	252	-	-	-	-	50,168	-	-	50,420
Preferred shares issued for cash, $0.21/share	-	-	1,400,000	1,400	-	-	292,600	-	-	294,000
Preferred shares issued for cash, $0.25/share	-	-	200,000	200	-	-	49,800	-	-	50,000
Conversion of preferred stock	700,000	700	(1,400,000)	(1,400)	-	-	700	-	-	-
Warrants & beneficial conversion features (as restated)	-	-	-	-	41,667	71,306	53,694	-	-	125,000
Net Loss	-	-	-	-	-	-	-	-	(813,991)	(813,991)
Balance, December 31, 2011	5,359,040	$5,359	3,777,302	$3,777	41,667	$71,306	$4,512,657	($2,201,562)	($5,246,435)	($2,854,898)

The accompanying notes are an integral part of these consolidated financial statements

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We did not perform sufficient evaluations of the financial impact on convertible note payable. On August 15, 2011 the Company issued a convertible note of $125,000 with 8,333,333 warrants attached. Total principle amount of $125,000 was booked as notes payable, and no value was assigned to the warrants and the beneficial conversion feature. This resulted in the restatement of the Company’s financial statement as of and for the year ended December 31, 2011.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Douglas Tallant, 68	Director, President, Chief Executive Officer	February 2, 2002	None
Donald Trapp, 73	Director, Chief Financial Officer, Secretary and Treasurer	February 8, 2005	None

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2012, and 2011:

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)

Douglas Tallant (2) President, CEO and Director	2012	$180,000	$nil	$nil	$nil	$nil	$nil	$nil	$180,000
	2011	$180,000	$nil	$nil	$nil	$nil	$nil	$nil	$180,000

Donald Trapp (3) CFO, Secretary, Treasurer and Director	2012	$60,000	$nil	$nil	$nil	$nil	$nil	$nil	$60,000
	2011	$60,000	$nil	$nil	$nil	$nil	$nil	$nil	$60,000

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

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Douglas Tallant	1,000	0	nil	$ 25.00	April 20, 2015
	2,000	0	nil	$ 31.25	September 28, 2016
	10,000	0	nil	$ 5.00	December 27, 2017
	50,000	0	nil	$ 0.10	July 23, 2019
Total	63,000	0

Donald Trapp	1,000	0	nil	$ 25.00	April 20, 2015
	1,000	0	nil	$ 31.25	September 28, 2016
	5,000	0	nil	$ 5.00	December 27, 2017
	25,000	0	nil	$ 0.10	July 23, 2019
Total	32,000	0

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

Securities Authorized for Issuance Under Equity Compensation Plans

On October 18, 2010, the Company registered on Form S-8, the 2010 Share Incentive Plan, under which the Company is authorized to issue up to fifteen million (750,000) shares of the Company’s Common Stock to the Company’s employees, executives and consultants.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 12, 2012 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Douglas Tallant(3) 502 North Division Street Carson City, TX 89703	Common	379,484	1.18%
Donald Trapp (4) 502 North Division Street Carson City, TX 89703	Common	31,630	0.10%
All Officers and Directors as a Group	Common	411,114	1.28%

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

(2)

Based on 32,140,807 issued and outstanding shares of common stock as of March 12, 2012.

(3)

Douglas Tallant is a Director and the Company's President and CEO.  His beneficial ownership includes 379,484 common shares, as well as options to purchase 1,260,000 common shares that will vest within the next 60 days.

(4)

Donald Trapp is a Director and the Company's CFO, Treasurer and Secretary.  His beneficial ownership includes 31,630 common shares, as well as options to purchase 640,000 common shares that will vest within the next 60 days.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As at December 31, 2012, the Company owes $504,318 (2011 - $252,650) to directors and officers of the Company.  This includes deferred interest but excludes deferred salaries.  The amounts are unsecured, due interest at 8% per annum, and due on demand.

As of December 31, 2012 and 2011, loans payable from related parties consists of the following:

Notes payable from officer of the Company bearing interest at 8% unsecured and due on demand	December 31, 2012	December 31, 2011

	$ 504,318	$252,650

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

 According to the NASDAQ definition, neither Douglas Tallant nor Donald Trapp are independent directors of the Company because they are also executive officers.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$6,000	$4,000
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$6,000	$4,000

Audit Fees

During the fiscal year ended December 31, 2012, we incurred approximately $6,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2012.

During the fiscal year ended December 31, 2011, we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $nil and $nil, respectively.

PART IV

ITEM 15.

EXHIBITS

(a)

Exhibits.

Exhibit
Number	Description of Exhibit
3.01a	Articles of Incorporation	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01b	Certificate of Amendment to Articles of Incorporation dated April 21, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01c	Certificate of Amendment to Articles of Incorporation dated April 28, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01d	Certificate of Amendment to Articles of Incorporation dated September 25, 1997	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01e	Certificate of Amendment to Articles of Incorporation dated April 2, 1999	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
3.01f	Amended and Restated Articles of Incorporation	Filed with the SEC on November 15, 2010 as part of our Quarterly Report on Form 10-Q.
3.01g	Certificate of Amendment to Articles of Incorporation dated August 10, 2012	Filed with the SEC on November 14, 2012 as part of our Quarterly Report on Form 10-Q.
3.02	Bylaws	Filed with the SEC on August 31, 2000 as part of our Registration Statement on Form 10-SB.
4.01	2010 Share Incentive Plan	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on October 18, 2010 as part of our Registration Statement on Form S-8.

10.01	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.02	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Donald Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.03	Stock Repurchase Agreement dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.04	Promissory Note dated March 31, 2010 between the Registrant and Douglas B. Tallant	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.05	Promissory Note dated March 31, 2010 between the Registrant and Donald L. Trapp	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
10.06	Promissory Note dated March 31, 2010 between the Registrant and Merus Energy Corp.	Filed with the SEC on April 5, 2010 as part of our Current Report on Form 8-K.
16.01	Letter from John Kinress-Kennedy dated February 20, 2013 to the Securities & Exchange Commission	Filed with the SEC on March 11, 2013 as a part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by Amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by Amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by Amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by Amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by Amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by Amendment.

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

Dated:  April 16, 2013

/s/ Douglas Tallant

By: Douglas Tallant

Its: President and Principal Executive Officer

Dated:  April 16, 2013

/s/ Donald Trapp

By: Donald Trapp

Its:  Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 16, 2013

/s/ Douglas Tallant

Douglas Tallant - Director

Dated:  April 16, 2013

/s/ Donald Trapp

Donald Trapp - Director