Form 10-K/A
period 2012-12-31
FRIENDLY ENERGY EXPLORATION
filed 2013-04-19
CIK 1120434

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Friendly Energy Exploration (the “Company”) on Form 10-K for the annual period ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Dated:  April 19, 2013

/s/ Douglas Tallant

By: Douglas Tallant

Its: President and Principal Executive Officer

Dated:  April 19, 2013

/s/ Donald Trapp

By: Donald Trapp

Its:  Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 19, 2013

/s/ Douglas Tallant

Douglas Tallant - Director

Dated:  April 19, 2013

/s/ Donald Trapp

Donald Trapp - Director

5